Form 10-Q
period 1999-06-12
BOTTLING GROUP LLC
filed 1999-07-26
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended June 12, 1999 (12 and 24 Weeks Ended)
                                           -------------------------------------

                                       OR

      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES

EXCHANGE ACT OF 1934 For the transition period from       to
                                                    ----     ----
Commission file number
                        -------

                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-4042452
         --------                                                ----------
(State or other jurisdiction of                                   (I.R.S.
Employer incorporate or organization)                        Identification No.)

     One Pepsi Way, Somers, New York                                10589
     -------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

                                  914-767-6000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO   X
   ----        ----






                               BOTTLING GROUP, LLC

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I      Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations-
                12 and 24 weeks ended June 13, 1998 and June 12, 1999      2

            Condensed Consolidated Statements of Cash Flows -
                24 weeks ended June 13, 1998 and June 12, 1999             3

            Condensed Consolidated Balance Sheets -
                December 26, 1998 and June 12, 1999                        4

            Notes to Condensed Consolidated Financial Statements           5-9

   Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                         10-15

   Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                16

            Independent Accountants' Review Report                         17

Part II     Other Information and Signatures

   Item 6.  Exhibits and Reports on Form 8-K                               18

                         PART I - FINANCIAL INFORMATION
     Item 1.
                               BOTTLING GROUP, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   in millions
                                   (unaudited)

                                                            12 Weeks Ended                 24 Weeks Ended
                                                            --------------                 --------------
                                                     June 13,         June 12,        June 13,       June 12,
                                                       1998             1999            1998           1999
                                                       ----             ----            ----           ----

     Net Revenues ................................    $1,686           $1,831          $3,026         $3,283
     Cost of sales ...............................       990            1,046           1,767          1,881
                                                      ------           ------          ------         ------

     Gross Profit ................................       696              785           1,259          1,402
     Selling, delivery and administrative expenses       592              648           1,116          1,223
     Non-cash compensation charge ................         -               45               -             45
                                                      ------           ------          ------         ------
     Operating Income ............................       104               92             143            134
     Interest expense, net .......................        38               35              75             65
     Foreign currency (gain) loss ................         2               (1)              2              -
     Minority interest ...........................         1                2               1              1
                                                      ------           ------          ------         ------
     Income before income taxes ..................        63               56              65             68
     Income tax expense ..........................         -                1               -              1
                                                      ------           ------          ------         ------
     Net Income ..................................    $   63           $   55          $   65         $   67
                                                      ======           ======          ======         ======


          See accompanying notes to Condensed Consolidated Financial Statements.

                               BOTTLING GROUP, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   in millions
                                   (unaudited)

                                                                                      24 Weeks Ended
                                                                                      --------------
                                                                                   June 13,     June 12,
                                                                                     1998         1999
                                                                                     ----         ----
    Cash Flows - Operations
       Net income ............................................................       $  65        $  67
       Adjustments to reconcile net income to net cash provided by operations:
            Depreciation .....................................................         152          164
            Amortization .....................................................          54           59
            Non-cash compensation charge .....................................           -           45
            Other non-cash charges and credits, net...........................          34           28
            Changes in operating working capital, excluding effects of acquisitions and dispositions;
              Trade accounts receivable ......................................        (120)        (182)
              Inventories ....................................................         (76)         (44)
              Prepaid expenses, deferred income taxes and other current assets          (3)         (17)
              Accounts payable and other current liabilities .................          (6)          51
                                                                                     ------       ------
            Net change in operating working capital ..........................        (205)        (192)
                                                                                     ------       ------
    Net Cash Provided by Operations ..........................................         100          171
                                                                                     ------       ------
    Cash Flows - Investments
       Capital expenditures ..................................................        (217)        (232)
       Acquisitions of bottlers and investments in affiliates ................        (256)        (165)
       Sale of property, plant and equipment..................................          14            9
       Other, net ............................................................          12           54
                                                                                     ------       ------
    Net Cash Used by Investments .............................................        (447)        (334)
                                                                                     ------       ------
    Cash Flows - Financing
       Short-term borrowings - three months or less ..........................          48          (66)
       Proceeds from third party debt ........................................          38        2,276
       Replacement of PepsiCo allocated debt .................................           -       (2,300)
       Payments of third party debt ..........................................          (5)         (41)
       Increase in advances from PepsiCo .....................................         284          316
                                                                                     ------       ------
    Net Cash Provided by Financing ...........................................         365          185
                                                                                     ------       ------
    Effect of Exchange Rate Changes on Cash and Cash Equivalents .............           -           (1)
                                                                                     ------       ------
    Net Increase in Cash and Cash Equivalents ................................          18           21
    Cash and Cash Equivalents - Beginning of Period ..........................          86           36
                                                                                     ------       ------
    Cash and Cash Equivalents - End of Period ................................       $ 104        $  57
                                                                                     ======       ======

          See accompanying notes to Condensed Consolidated Financial Statements.

                               BOTTLING GROUP, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   in millions

                                                                                   (Unaudited)
                                                                       December      June 12,
                                                                       26, 1998       1999
                                                                       --------       ----
ASSETS
Current Assets
  Cash and cash equivalents ......................................      $   36       $   57
  Trade accounts receivable, less allowance of $46 and $52
        at December 26, 1998 and June 12, 1999, respectively .....         808          984
  Inventories ....................................................         296          341
  Prepaid expenses, deferred income taxes and other current assets          83          105
                                                                        ------       ------
           Total Current Assets ..................................       1,223        1,487

Property, plant and equipment, net ...............................       2,055        2,147
Intangible assets, net ...........................................       3,806        3,879
Other assets .....................................................         143          120
                                                                        ------       ------
          Total Assets ...........................................      $7,227       $7,633
                                                                        ======       ======

LIABILITIES AND OWNERS' EQUITY
Current Liabilities
 Accounts payable and other current liabilities ..................      $  904       $  942
 Short-term borrowings ...........................................         112           43
                                                                        ------       ------
          Total Current Liabilities ..............................       1,016          985

Allocation of PepsiCo long-term debt .............................       2,300            -
Long-term debt due to third parties ..............................          61        2,296
Other liabilities ................................................         321          298
Deferred income taxes ............................................         134          142
Minority interest ................................................         112          138
                                                                        ------       ------
          Total Liabilities ......................................       3,944        3,859

Owners' Equity
   Owners' net investment ........................................       3,521        3,989
   Accumulated other comprehensive loss ..........................        (238)        (215)
                                                                        ------       ------
          Total Owners' Equity ...................................       3,283        3,774
                                                                        ------       ------
              Total Liabilities and Owners' Equity ...............      $7,227       $7,633
                                                                        ======       ======

          See accompanying notes to Condensed Consolidated Financial Statements.

                               BOTTLING GROUP, LLC
                           tabular dollars in millions
                                   (unaudited)

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
     Bottling Group, LLC ("Bottling LLC") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is fully consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. Prior to its formation, Bottling LLC was an operating unit of PepsiCo, Inc.

     PBG was incorporated in Delaware in January 1999 and prior to its initial public offering of 100,000,000 shares of common stock, which became effective on March 30, 1999, PBG was an operating unit of PepsiCo. Subsequent to the initial public offering, PepsiCo owns 55,005,679 shares of common stock consisting of 54,917,329 shares of common stock and 88,350 shares of Class B common stock. PepsiCo's ownership of PBG represents 35.4% of the outstanding common stock and 100% of the outstanding Class B common stock together representing 43.5% of the voting power of all classes of PBG's voting stock.

     PepsiCo and PBG contributed bottling businesses and assets used in the bottling businesses to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contribution of assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%.

     The accompanying Condensed Consolidated Financial Statements include information, which has been presented on a carve-out basis for the period prior to PBG's initial public offering and the formation of Bottling LLC. This information includes the historical results of operations and assets and liabilities directly related to Bottling LLC and has been prepared from PepsiCo's historical accounting records. Certain estimates, assumptions and allocations were made in determining such financial statement information. Therefore, these Condensed Consolidated Financial Statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had Bottling LLC been a separate, independent company from the first day of all periods presented.

     On March 9, 1999, PBG issued $1 billion of 7% senior notes, due 2029, which is guaranteed by Bottling LLC. Bottling LLC also guarantees, that to the extent there is available cash, Bottling LLC will distribute pro rata to all members sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

     The accompanying Condensed Consolidated Balance Sheet at June 12, 1999, the Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended June 13, 1998 and June 12, 1999 and the Condensed Consolidated Statements of Cash Flows for the 24 weeks ended June 13, 1998 and June 12, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited combined financial statements for the year ended December 26, 1998 as presented in The Pepsi Bottling Group, Inc and Bottling Group, LLC's Registration Statement on Form S-4, which was declared effective on July 1, 1999. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of Bottling LLC's financial position, results of operations and cash flows.

Note 2 - Seasonality of the Business
     The results for the periods presented are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Acquisitions
         During 1998 and 1999, Bottling LLC acquired the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several independent PepsiCo franchise bottlers. These acquisitions were accounted for by the purchase method. During 1999, the following acquisitions occurred for an aggregate purchase price of $165 million in cash and debt:

     -    Jeff Bottling Company, Inc. in New York in January.
     - Pepsi-Cola General Bottlers of Princeton, Inc. and Pepsi-Cola General Bottlers of Virginia, Inc. with territories in Virginia and West Virginia in March.
     -    St. Petersburg, Russia territory in March.
     -    Leader Beverage Corporation in Connecticut in April.

     During 1998, the following acquisitions occurred for an aggregate cash purchase price of $546 million:

     - The remaining 75% interest in our Russian bottling joint venture, Pepsi International Bottlers, LLC in February.
     -    Gray Beverages, Inc. in Canada in May.
     -    Pepsi-Cola  Allied  Bottlers,  Inc.  in New  York and  Connecticut  in
          November.

     The  following  table  presents  the 12 and 24 weeks  ended  June 13,  1998 unaudited pro forma consolidated results of Bottling LLC and the 1998 acquisitions noted above as if they had occurred at the beginning of fiscal year 1998. The performance results of the 1999 acquisitions have been excluded, as their impact on the financial statements was not significant. The pro forma information does not necessarily represent what the actual consolidated results would have been for the periods presented and is not intended to be indicative of future results.

                                                           June 13, 1998
                                                           -------------
                                                       12 weeks     24 weeks
                                                        ended        ended
                                                        -----        -----

Net revenues....................................        $1,753      $3,149
                                                        ======      ======

Net income......................................        $   72      $   71
                                                        ======      ======

Note 4 - Inventories
                                                        December      June 12,
                                                        26, 1998        1999
                                                        --------        ----

Raw materials and supplies......................         $ 120         $ 126
Finished goods..................................           176           215
                                                         -----         -----
                                                         $ 296         $ 341
                                                         =====         =====

Note 5 - Property, Plant and Equipment, net
                                                        December      June 12,
                                                        26, 1998        1999
                                                        --------        ----

Land............................................        $  151        $  147
Buildings and improvements......................           813           834
Production and distribution equipment...........         1,989         2,032
Marketing equipment.............................         1,368         1,495
Other...........................................            95            89
                                                        ------        ------
                                                         4,416         4,597
Accumulated depreciation........................        (2,361)       (2,450)
                                                        ------        ------
                                                        $2,055        $2,147
                                                        ======        ======

Note 6 - Long-term Debt and Interest Expense
                                                        December      June 12,
                                                        26, 1998        1999
                                                        --------        ----

5 5/8% notes due 2009...........................        $    -        $1,300
5 3/8% notes due 2004...........................             -         1,000
Other...........................................           109            22
                                                        ------        ------
                                                           109         2,322
Less: unamortized discount......................             -            23
      current maturities of long-term debt......            48             3
                                                        ------        ------
                                                        $   61        $2,296
                                                        ======        ======
Allocation of PepsiCo long-term debt............        $2,300        $    -

     The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes were issued on February 9, 1999 by Bottling LLC and are guaranteed by PepsiCo. During the second quarter Bottling LLC executed an interest rate swap effectively converting a 4% of its fixed rate debt to floating rate debt.

     1999 interest expense was determined using $2.3 billion of allocated debt and PepsiCo's weighted average interest rate of 5.75% until the above Bottling LLC debt was issued. Once issued, the actual Bottling LLC interest rates were used to determine interest expense for the remainder of the period. Allocated interest expense for 1998 was calculated using $2.3 billion of allocated debt and PepsiCo's weighted average interest rate of 6.4%.


Note 7 - Comprehensive Income
                                                            12 Weeks Ended         24 Weeks Ended
                                                            --------------         --------------
                                                         June 13,     June 12,  June 13,      June 12,
                                                           1998         1999      1998          1999
                                                           ----         ----      ----          ----
Net income..........................................      $ 63         $ 55       $ 65          $ 67
Currency translation adjustment.....................       (20)          (7)       (21)            4
Minimum pension liability adjustment................         -           19          -            19
                                                          -----        -----      -----         ----
Comprehensive Income................................      $ 43         $ 67       $ 44           $90
                                                          =====        =====      =====         ====



Note 8 - Supplemental Cash Flow Information
                                                                                   24 Weeks Ended
                                                                                   --------------
                                                                                June 13,      June 12,
                                                                                  1998          1999
Liabilities incurred and/or assumed in connection with                            ----          ----
   acquisitions of bottlers.........................................             $ 39          $ 48
Interest paid to third parties......................................             $ 10          $  2

     Amounts paid to third parties for income taxes were not significant in the periods presented.

Note 9 - Non-cash Compensation Charge
     In connection with the consummation of PBG's initial public offering, substantially all non-vested PepsiCo stock options held by Bottling LLC employees vested. As a result, Bottling LLC incurred a $45 million non-cash compensation charge in the second quarter, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.


Note 10 - Income Taxes
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, will pay no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC will be allocated to Bottling LLC's members based on percentage ownership. However, Bottling LLC's foreign affiliates will pay taxes in their respective foreign jurisdictions. These amounts were not significant for the periods presented.

Note 11 - New Accounting Standards
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts which are collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Bottling LLC is currently assessing the effects of adopting SFAS 133, and has not yet made a determination of the impact on its financial position or results of operations.

     In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 137 delaying the implementation of SFAS 133 for one year. SFAS 133 will now be effective for Bottling LLC's first quarter of fiscal year 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Business
     Bottling LLC is the principal operating subsidiary of PBG, which is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages, accounting for 55% of the Pepsi-Cola beverages sold annually in the United States and Canada and 32% worldwide. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. Approximately 92% of our annual volume is sold in the United States and Canada.

General
     Management's discussion and analysis should be read in conjunction with Bottling LLC's Condensed Consolidated Financial Statements and accompanying footnotes along with the cautionary statements at the end of this section.

     In line with our strategy to be a key consolidator of PepsiCo's bottling system, 1999 results are impacted by the 1998 acquisitions of Gray Beverages, Inc. in Canada, Pepsi-Cola Allied Bottlers, Inc. in New York and Connecticut and Pepsi International Bottlers, LLC in Russia. In addition, in 1999 Bottling LLC acquired Jeff Bottling Company, Inc. in New York, Pepsi-Cola General Bottlers of Princeton, Inc. and Pepsi-Cola General Bottlers of Virginia, Inc., whose territories are in Virginia and West Virginia, the territory in St. Petersburg, Russia and Leader Beverages in Fairfield, Connecticut.

     Management believes that constant territory performance results are better indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories and of industry practice. Constant territory operating results are achieved by adjusting 1999 results to exclude 1999 acquisitions and 1998 results to include the results of 1998 acquisitions as if they had occurred on the first day of fiscal year 1998. The results for the 12 and 24 week periods ended June 13, 1998 and June 12, 1999 are presented below both on an as reported and constant territory basis.

     EBITDA, which is computed as operating income plus the sum of depreciation, amortization, and any unusual non-cash charges, is a key indicator management and the industry use to evaluate our operating performance. It is not, however, required under GAAP and should not be considered an alternative to measurements required by GAAP such as net income or cash flows. 1999 EBITDA excludes the impact of the non-cash compensation charge discussed below.

Results of Operations

Overview
     On a constant territory basis, EBITDA grew 12% in the quarter and 9% year-to-date, ahead of our expectations for the first half of the year. This growth can be attributed to our ability to execute market by market in a disciplined and focused fashion with tools and processes adapted to each of our individual markets. In the second quarter we have executed against our objectives and increased cold drink equipment and delivered an improved price/volume trade-off. We believe that we are well positioned to deliver 10-12% EBITDA growth for full year 1999.

EBITDA
                             12 weeks ended             24 weeks ended
                              June 12,1999              June 12, 1999
                              ------------              -------------
                                       Constant                   Constant
                          Reported    Territory       Reported   Territory
                           Change       Change         Change      Change
                           ------       ------         ------      ------
  Growth.................   20%          12%             15%         9%

     On a reported basis, EBITDA was $252 million and $402 million in the second quarter and year-to-date, respectively. This represents a 20% and 15% increase for the quarter and year-to-date, respectively, over the comparable period in 1998. On a constant territory basis, the second quarter and year-to-date growth in EBITDA reflect a stronger pricing environment and volume growth in North America, favorable raw material costs and reduced operating losses in Russia.

Volume
     Our worldwide physical case volume grew 7% in the quarter and 8% year-to-date on a reported basis and 2% in the quarter and 3% year-to-date on a constant territory basis. In North America, which includes the U.S. and Canada, constant territory volume increased more than 3% in the quarter and improved 4% year-to-date driven by strong growth in the cold drink channel and more modest advances in the take home business. Outside North America our constant territory volumes declined more than 10% for the quarter and year-to-date driven by the economic conditions in Russia, which began to deteriorate last August with the devaluation of the ruble.

Net Revenues
     On a reported basis, net revenues were $1,831 million and $3,283 million for the quarter and year-to-date, respectively, a 9% increase over the prior year for both time periods. On a constant territory basis net revenues grew 4% for the quarter and year-to-date. This increase was driven by strong North America volume growth and an approximate 2% and 1% increase in revenue per physical case for the quarter and year-to-date, respectively, driven largely by higher pricing and changes in channel and package mix in our North American business.

Cost of Sales
     Cost of sales as a percentage of net revenues improved by nearly two percentage points in the quarter to 57.1% and slightly more than one percentage point year-to-date to 57.3% on a reported basis. This improvement was driven by higher net price per case and lower packaging costs, partially offset by the February increase in North America concentrate prices.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses as a percentage of net revenues grew by two tenths of a percentage point to 35.4% and four tenths of a percentage point to 37.3% for the quarter and year-to-date, respectively, on a reported basis. This primarily reflects increased selling and delivery costs resulting from an increase in our North American sales force and our continued program of heavy investment in vending machines and coolers, consistent with our long-term strategy to expand our presence in the cold drink segment of the industry in North America. These increases were partially offset by reduced operating costs in Russia as our cost structure benefited from our fourth quarter 1998 restructuring actions, as well as relatively flat year over year general and administrative costs. In addition, the 1999 year-to-date expense also includes a $6 million one-time cash cost for shell deposits incurred to eliminate Bottling LLC's previous practice of collecting deposits on plastic shells used to carry our products to market.

Non-cash Compensation Charge
     In connection with the consummation of PBG's initial public offering, substantially all non-vested PepsiCo stock options held by Bottling LLC employees vested. As a result, Bottling LLC incurred a $45 million non-cash compensation charge in the second quarter, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

Interest Expense, net
     Net interest expense decreased by $3 million to $35 million in the quarter and decreased by $10 million to $65 million year-to-date due to lower weighted average interest rates on our $2.3 billion of debt, which went from 6.4% in the prior year to 5.6% in the current year, coupled with reduced external debt outside North America.

Liquidity and Capital Resources

Cash Flows
     Net cash provided by operating activities increased $71 million to $171 million reflecting strong growth in EBITDA and favorable working capital cash flows resulting from the timing of cash payments for interest.

     Net cash used by investments decreased from $447 million during the 24 weeks ended June 13, 1998 to $334 million over the same period in 1999 mainly related to the timing of acquisitions, which were $91 million lower in the first two quarters of 1999. However, capital expenditures increased by $15 million, or 7%, driven by a 25% increase in North America as we continue to invest heavily in cold drink equipment, partially offset by a reduction in spending in Russia where our existing infrastructure is adequate for current operations.

     Net cash provided by financing decreased by $180 million to $185 million for the first two quarters of 1999 mainly due to the net pay down of $66 million of short-term borrowings in 1999 versus 1998 proceeds of $48 million. Also contributing to the change are 1998 borrowings in Russia related to the purchase of Pepsi International Bottlers LLC, which was paid down in the first quarter of 1999.

Euro
     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the member countries that instituted the Euro and we have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on the financial condition or results of operations.

Year 2000
     Many computerized systems and microprocessors that are embedded in a variety of products used by Bottling LLC have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. We have established teams to identify and correct Year 2000 issues. We have engaged IBM to help set the testing strategy and complete some of the offsite remediation. Information technology systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions were taken with respect to systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers and other third parties and with developing contingency plans where necessary.

     Key information technology systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are largely complete with 97% of the systems already compliant. This percentage is expected to increase to 99% in the third quarter. The remaining work includes the completion of Y2K testing and rollout for one system. A contingency plan has been developed and will be tested for this one application. Inventories and assessments of systems embedded in manufacturing and other facilities were completed in June 1999; remediations began in the fourth quarter of 1998 with a third quarter 1999 target completion date. A full scale Year 2000 test was performed at one representative plant. Results from that test concluded that minimal disruptions could be expected. Independent consultants are monitoring progress against remediation. In addition, senior management and the board of directors are also monitoring the progress of the remediation programs.

     Our most significant exposure arises from our dependence on high volume transaction processing systems, particularly for production scheduling, inventory cost accounting, purchasing, customer billing and collection, and payroll. All corrective actions have been taken on these applications.

     We have contacted and assessed the 51 suppliers that are critical to our production processes. These suppliers have been selected either because of our dependence on them or because of concerns regarding their remediation plans. We believe that these suppliers will not present any material risks to our business and will be able to continue to supply us through the year 2000. We have also contacted significant customers and PepsiCo joint venture partners who manufacture certain Lipton and Starbucks products that we sell, and have completed a survey of their Year 2000 efforts. We will continue to monitor remediation until it is complete.

     Costs directly related to Year 2000 issues are estimated to be $56 million, of which $5 million was spent in the second quarter of 1999 ($8 million year-to-date), $26 million and $7 million in full year 1998 and 1997, respectively. We have redeployed approximately 160 employees to support this work, as well as engaged over 100 independent contractors. Approximately one-half of the total estimated spending represents costs to modify existing systems, which includes the inventory, assessment, remediation, and testing and rollout phases. The remaining dollars represent spending for the development, testing and rollout of new systems to replace older, non-compliant applications. This estimate assumes that we will not incur any costs on behalf of our suppliers, customers or other third parties. These costs will not necessarily increase our normal level of spending on information technology, due to the deferral of other projects to enable us to focus on Year 2000 remediation.

     Contingency plans for Year 2000 are being developed and will include, but not be limited to: the development of emergency backup and recovery procedures; remediation of existing systems parallel with installation of new systems; replacement of electronic applications with manual processes; identification of alternative suppliers and an increase in raw material and finished goods inventory levels. Contingency plans for national customers and suppliers are being maintained centrally and are expected to be complete by the end of the third quarter. Additional contingency plans are being developed and maintained for local requirements and will continue to be enhanced through the end of the year.

     In light of the foregoing, we do not currently anticipate that we will experience a significant disruption to our business as a result of the Year 2000 issue. Our most likely potential risk is a temporary inability of suppliers to provide supplies of raw materials or customers to pay on a timely basis. We typically experience below average sales in January due to the seasonality of our business. In addition, we are not dependent on any single supplier location or Bottling LLC location for a critical commodity or product. Consequently we believe that in a worst case scenario any supply disruption can be minimized by drawing down inventories or increasing production at unaffected plants with some increase in distribution costs. We are testing electronic billing and payment systems during 1999 as part of our overall Year 2000 strategy and will work with customers that experience disruptions that might impact payment to us.

     While we do not expect any major disruptions, we will be prepared to respond to unanticipated external or internal disruptions. We will establish an Event Management Center, which will monitor the status of our business, support customers through access to the Center, and provide event management guidance if necessary. Existing processes for each area will be leveraged. The Center will be fully functional in December and January. Additionally, field resources necessary to activate contingency plans are being identified and work schedules are being developed.

     Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve, as new information becomes available. While we anticipate no major interruption to our business activities, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect us and third parties, including suppliers and customers. For example, lack of readiness by electrical and water utilities and other providers of general infrastructure, such as rail transportation, could, in some geographic areas, pose significant impediments to our ability to carry on normal operations in the area affected. Accordingly, while we believe our actions in this regard should have the effect of lessening Year 2000 risks, we are unable to estimate such risks or to estimate the ultimate Year 2000 risks on our operations.


Cautionary Statements
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute `forward looking statements' as defined by the Private Securities Litigation Reform Act of 1995. These `forward looking statements' are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, unexpected costs and business risks associated with Year 2000 compliance by Bottling LLC, its customers and/or suppliers, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations. We caution that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on pages thirteen to twenty of The Pepsi Bottling Group, Inc and Bottling Group LLC's Registration Statement on Form S-4, which was declared effective on July 1, 1999.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosures made on this matter in our Registration Statement on Form S-4, which became effective July 1, 1999.

                     Independent Accountants' Review Report
                     --------------------------------------

Board of Directors
Bottling Group, LLC

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC as of June 12, 1999 and the related condensed consolidated statements of operations for the twelve and twenty-four weeks ended June 13, 1998 and June 12, 1999 and the condensed consolidated statements of cash flows for the twenty-four weeks ended June 13, 1998 and June 12, 1999. These condensed consolidated financial statements are the responsibility of Bottling Group, LLC's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed Condensed Consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of Bottling Group, LLC as of December 26, 1998, and the related combined statements of operations, cash flows and accumulated other comprehensive loss for the fifty-two week period then ended not presented herein; and in our report dated March 8, 1999, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1998, is fairly presented, in all material respects, in relation to the combined balance sheet from which it has been derived.


                                                                        KPMG LLP



New York, New York
July 7, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  (a)  Exhibits

                        See Index to Exhibits on page 20.

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                    (Registrant)






Date: July 26, 1999                                            Peter A. Bridgman
      -------------                                            -----------------
                                                        Controller and Principal
                                                        Accounting Officer





Date: July 26, 1999                                               John T. Cahill
      -------------                                               --------------
                                                     Principal Financial Officer
                                                     and Managing Director

                                INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS


Exhibit 27.1  Financial Data Schedule 12 weeks ended June 12, 1999

Exhibit 27.2  Financial Data Schedule 12 weeks ended June 13, 1998