Form 10-Q
period 1999-09-04
BOTTLING GROUP LLC
filed 1999-10-15
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the  quarterly  period ended  September 4, 1999 (12 and 36 Weeks
                                              ----------------------------------
Ended)
------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number  333-80361
                        ---------

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

YES   X    NO
     ---      ---




                               BOTTLING GROUP, LLC

                                      INDEX

                                                                                    Page No.

Part I         Financial Information

    Item 1.    Financial Statements

               Condensed Consolidated Statements of Operations-
                    12 and 36 weeks ended September 5, 1998 and September 4, 1999       2

               Condensed Consolidated Statements of Cash Flows -
                    36 weeks ended September 5, 1998 and September 4, 1999              3

               Condensed Consolidated Balance Sheets -
                    December 26, 1998 and September 4, 1999                             4

               Notes to Condensed Consolidated Financial Statements                     5-9

    Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                  10-15

    Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                                         16

               Independent Accountants' Review Report                                   17

Part II        Other Information and Signatures

    Item 6.    Exhibits and Reports on Form 8-K                                         18


                         PART I - FINANCIAL INFORMATION
     Item 1.
                               BOTTLING GROUP, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   in millions
                                   (unaudited)

                                                    12 Weeks Ended          36 Weeks Ended
                                                    --------------          --------------
                                                 September  September   September    September
                                                   5, 1998   4, 1999     5, 1998      4, 1999
                                                   -------   -------     -------      -------


Net Revenues ................................      $1,963      $2,036      $4,989      $5,319
Cost of sales ...............................       1,169       1,162       2,936       3,043
                                                    -----       -----       -----       -----


Gross Profit ................................         794         874       2,053       2,276
Selling, delivery and administrative expenses         638         669       1,755       1,892
Non-cash compensation charge ................           -           -           -          45
                                                    -----       -----       -----       -----

Operating Income ............................         156         205         298         339
Interest expense, net .......................          39          29         114          94
Foreign currency loss .......................           5           1           7           1
Minority interest ...........................           2           3           3           4
                                                    -----       -----       -----       -----
Income before income taxes ..................         110         172         174         240
Income tax expense ..........................           1           1           1           2
                                                    -----       -----       -----       -----
Net Income ..................................      $  109      $  171      $  173      $  238
                                                   ======      ======      ======      ======


          See accompanying notes to Condensed Consolidated Financial Statements.


                               BOTTLING GROUP, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   in millions
                                   (unaudited)
                                                                                    36 Weeks Ended
                                                                                    --------------
                                                                                September    September
                                                                                 5, 1998      4, 1999
                                                                                 -------      -------
Cash Flows - Operations
   Net income .............................................................     $  173       $  238
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation .....................................................         238          252
        Amortization .....................................................          82           90
        Non-cash compensation charge .....................................           -           45
        Other non-cash charges and credits, net ..........................          47           57
        Changes in operating working capital, excluding effects of acquisitions and dispositions;
          Trade accounts receivable ......................................        (211)        (258)
          Inventories ....................................................         (48)         (11)
          Prepaid expenses, deferred income taxes and other current assets           1            3
          Accounts payable and other current liabilities .................          61           85
                                                                                 -----        -----

        Net change in operating working capital ..........................        (197)        (181)
                                                                                 -----        -----
Net Cash Provided by Operations ..........................................         343          501
                                                                                 -----        -----

Cash Flows - Investments
   Capital expenditures ..................................................        (356)        (371)
   Acquisitions of bottlers and investments in affiliates ................        (269)        (166)
   Sale of property, plant and equipment .................................          20           21
   Notes Receivable from PBG .............................................           -          (65)
   Other, net ............................................................           4           48
                                                                                 -----        -----

Net Cash Used by Investments .............................................        (601)        (533)
                                                                                 -----        -----
Cash Flows - Financing
   Short-term borrowings - three months or less ..........................          40          (81)
   Proceeds from third party debt ........................................          47        2,276
   Replacement of PepsiCo allocated debt .................................           -       (2,300)
   Payments of third party debt ..........................................         (33)         (49)
   Increase in advances from PepsiCo .....................................         174          316
                                                                                 -----        -----
Net Cash Provided by Financing ...........................................         228          162
                                                                                 -----        -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents .............          (1)          (2)
                                                                                 -----        -----
Net Increase (Decrease) in Cash and Cash Equivalents .....................         (31)         128
Cash and Cash Equivalents - Beginning of Period ..........................          86           36
                                                                                 -----        -----
Cash and Cash Equivalents - End of Period ................................      $   55       $  164
                                                                                ======       ======

     See accompanying notes to Condensed Consolidated Financial Statements.


                               BOTTLING GROUP, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   in millions

                                                                                   (Unaudited)
                                                                         December   September
                                                                         26, 1998    4, 1999
                                                                         --------    -------

ASSETS
Current Assets
  Cash and cash equivalents ......................................     $    36      $   164
  Trade accounts receivable, less allowance of $46 and $50
        at December 26, 1998 and September 4, 1999, respectively .         808        1,058
  Inventories ....................................................         296          309
  Prepaid expenses, deferred income taxes and other current assets          83           88
                                                                        ------       ------

           Total Current Assets ..................................       1,223        1,619

Property, plant and equipment, net ...............................       2,055        2,187
Intangible assets, net ...........................................       3,806        3,832
Notes receivable from PBG ........................................           -           65
Other assets .....................................................         143          108
                                                                        ------       ------
          Total Assets ...........................................     $ 7,227      $ 7,811
                                                                       =======      =======


LIABILITIES AND OWNERS' EQUITY
Current Liabilities
 Accounts payable and other current liabilities ..................     $   904      $   985
 Short-term borrowings ...........................................         112           28
                                                                        ------       ------
          Total Current Liabilities ..............................       1,016        1,013

Allocation of PepsiCo long-term debt .............................       2,300            -
Long-term debt due to third parties ..............................          61        2,289
Other liabilities ................................................         321          295
Deferred income taxes ............................................         134          143
Minority interest ................................................         112          138
                                                                        ------       ------
          Total Liabilities ......................................       3,944        3,878

Owners' Equity
   Owners' net investment ........................................       3,521        4,154
   Accumulated other comprehensive loss ..........................        (238)        (221)
                                                                        ------       ------
          Total Owners' Equity ...................................       3,283        3,933
                                                                        ------       ------
              Total Liabilities and Owners' Equity ...............     $ 7,227      $ 7,811
                                                                       =======      =======


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

     The accompanying Condensed Consolidated Balance Sheet at September 4, 1999, the Condensed Consolidated Statements of Operations for the 12 and 36 weeks ended September 5, 1998 and September 4, 1999 and the Condensed Consolidated Statements of Cash Flows for the 36 weeks ended September 5, 1998 and September 4, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited combined financial statements for the year ended December 26, 1998 as presented in The Pepsi Bottling Group, Inc and Bottling Group, LLC's Registration Statement on Form S-4, which was declared effective on July 1, 1999. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation of Bottling LLC's financial position, results of operations and cash flows.

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

Note 3 - Acquisitions
     During 1998 and 1999, Bottling LLC acquired the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several independent PepsiCo franchise bottlers. These acquisitions were accounted for by the purchase method. During 1999, the following acquisitions occurred for an aggregate purchase price of $166 million in cash and debt:

     -    Jeff Bottling Company, Inc. in New York in January.
     - Pepsi-Cola General Bottlers of Princeton, Inc. and Pepsi-Cola General Bottlers of Virginia, Inc. with territories in Virginia and West Virginia in March.
     -    St. Petersburg, Russia territory in March.
     -    Leader Beverage Corporation in Connecticut in April.

     On September 10, 1999, Bottling LLC acquired Guillemette & Frere, Ltee. in Quebec, Canada.

     During 1998, the following acquisitions occurred for an aggregate cash purchase price of $546 million:

     - The remaining 75% interest in our Russian bottling joint venture, Pepsi International Bottlers, LLC in February.
     -    Gray Beverages, Inc. in Canada in May.
     -    Pepsi-Cola  Allied  Bottlers,  Inc.  in New  York and  Connecticut  in
          November.

     The following table presents the 12 and 36 weeks ended September 5, 1998 unaudited pro forma consolidated results of Bottling LLC as if the 1998 acquisitions noted above had occurred at the beginning of fiscal year 1998. The performance results of the 1999 acquisitions have been excluded, as their impact on the financial statements was not significant. The pro forma information does not necessarily represent what the actual consolidated results would have been for the periods presented and is not intended to be indicative of future results.

                                                         September 5, 1998
                                                         -----------------
                                                      12 weeks      36 weeks
                                                        ended          ended
                                                        -----          -----

Net revenues.......................................   $ 2,014        $ 5,163
                                                      =======        =======

Net income........................................... $   120        $   191
                                                      =======        =======


Note 4 - Inventories
                                                       December     September
                                                       26, 1998      4, 1999
                                                       --------      -------

Raw materials and supplies.....................         $ 120          $ 127
Finished goods.................................           176            182
                                                        -----          -----

                                                        $ 296          $ 309
                                                        =====          =====


Note 5 - Property, Plant and Equipment, net
                                                       December      September
                                                       26, 1998       4, 1999
                                                       --------       -------

Land...........................................        $  151         $  147
Buildings and improvements.....................           813            837
Production and distribution equipment..........         1,989          2,063
Marketing equipment............................         1,368          1,551
Other..........................................            95             87
                                                       ------         ------
                                                        4,416          4,685
Accumulated depreciation.......................        (2,361)        (2,498)
                                                       ------         ------
                                                       $2,055         $2,187
                                                       ======         ======

Note 6 - Notes Receivable from PBG
     During the third quarter of 1999 Bottling LLC lent PBG $65 million through a series of notes at a 7.2% interest rate. The notes mature on April 19, 2005 and were used by PBG to pay interest, taxes and dividends.

Note 7 - Long-term Debt and Interest Expense
                                                        December     September
                                                        26, 1998      4, 1999
                                                        --------      -------

5 5/8% senior notes due 2009.......................... $    -        $ 1,300
5 3/8% senior notes due 2004..........................      -          1,000
Other.................................................    109             13
                                                        -----          -----
                                                          109          2,313
Less: unamortized discount............................      -             21
      Current maturities of long-term debt.........        48              3
                                                        -----          -----
                                                       $   61        $ 2,289
                                                        =====        =======
Allocation of PepsiCo long-term debt.................. $2,300        $     -

     The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes were issued on February 9, 1999 by Bottling LLC and are guaranteed by PepsiCo. During the second quarter Bottling LLC executed an interest rate swap effectively converting 4% of its fixed rate debt to floating rate debt.

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

Note 8 - Comprehensive Income

                                              12 Weeks Ended               36 Weeks Ended
                                              --------------               --------------
                                           September    September     September     September
                                            5, 1998      4, 1999       5, 1998       4, 1999
                                            -------      -------       -------       -------


Net income .........................        $ 109         $ 171         $ 173         $ 238
Currency translation adjustment ....          (26)           (6)          (47)           (2)
Minimum pension liability adjustment            -             -             -            19
                                            -----         -----         -----         -----
Comprehensive Income ...............        $  83         $ 165         $ 126         $ 255
                                            =====         =====         =====         =====



Note 9 - Supplemental Cash Flow Information
                                                                          36 Weeks Ended
                                                                          --------------
                                                                       September    September
                                                                        5, 1998      4, 1999
                                                                        -------      -------

Liabilities incurred and/or assumed in connection with
   acquisitions of bottlers.....................................         $ 71          $ 48
Interest paid to third parties..................................         $ 17          $ 68

     Amounts paid to third parties for income taxes were not significant in the periods presented. In 1998, allocation of interest costs have been deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.


Note 10 - Non-cash Compensation Charge
     In connection with the consummation of PBG's initial public offering, substantially all non-vested PepsiCo stock options held by Bottling LLC employees vested. As a result, Bottling LLC incurred a $45 million non-cash compensation charge in the second quarter, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

Note 11 - Income Taxes
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC will be allocated to Bottling LLC's members based on percentage ownership. However, Bottling LLC's foreign affiliates will pay taxes in their respective foreign jurisdictions.

Note 12 - New Accounting Standards
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts which are collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Bottling LLC is currently assessing the effects of adopting SFAS 133, and has not yet made a determination of the impact on its financial position or results of operations.

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

     Management believes that constant territory performance results are better indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories and of industry practice. Constant territory operating results are achieved by adjusting 1999 results to exclude 1999 acquisitions and 1998 results to include the results of 1998 acquisitions as if they had occurred on the first day of fiscal year 1998. The results for the 12 and 36 week periods ended September 5, 1998 and September 4, 1999 are presented below both on an as reported and constant territory basis.

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

Results of Operations
---------------------
Overview
     On a constant territory basis, EBITDA grew 13% in the quarter and 11% year-to-date, ahead of our expectations. This growth can be attributed to our ability to execute market by market in a disciplined and focused fashion with tools and processes adapted to each of our individual markets. In the third quarter we have been able to raise pricing significantly on the take-home side of our business with a modest near-term impact on our volume performance. Additionally, we have continued to increase cold drink equipment placements resulting in improved EBITDA and return on invested capital, and have benefited from reduced operating losses in Russia. We now believe that EBITDA growth for full year 1999 will be 12%, the upper end of the range we set three months ago.

EBITDA
                         12 weeks ended                36 weeks ended
                       September 4, 1999             September 4, 1999
                       -----------------             -----------------
                                   Constant                       Constant
                     Reported      Territory       Reported       Territory
                      Change        Change          Change         Change
                      ------        ------          ------         ------
  Growth.............  21%           13%             17%             11%

     On a reported basis, EBITDA was $324 million and $726 million in the third quarter and year-to-date, respectively. This represents a 21% and 17% increase for the quarter and year-to-date, respectively, over the comparable period in 1998. On a constant territory basis, the third quarter and year-to-date growth in EBITDA reflects our third consecutive quarter of solid margin improvements resulting from a continued strong pricing environment in North America, favorable raw material costs and reduced operating losses in Russia.

Volume
     Our worldwide physical case volume increased slightly for the quarter and grew almost 5% year-to-date on a reported basis, and decreased 3% in the quarter and was flat year-to-date on a constant territory basis. In North America, which includes the U.S. and Canada, constant territory volume decreased slightly less than 3% in the quarter and improved more than 1% year-to-date as growth in our cold drink channel was offset by declines in the take home side of the business as we continue to raise prices in this channel. Outside North America our constant territory volumes declined 7% for the quarter and 9% year-to-date driven by the economic conditions in Russia, which began to deteriorate last August with the devaluation of the ruble.

Net Revenues
     On a reported basis, net revenues were $2,036 million and $5,319 million, for the quarter and year-to-date, respectively, representing an almost 4% and 7% increase. On a constant territory basis net revenues were flat for the quarter and increased more than 2% year-to-date with increases in North America offsetting a revenue decline outside North America. Strong pricing was the primary driver of the revenue growth in North America while declines in Russia due to the ruble devaluation was the main driver outside North America. On a worldwide basis, third quarter constant territory revenue per physical case was up more than 3%, driven by a 5% increase in North America.

Cost of Sales
     Cost of sales as a percentage of net revenues improved by 2.4 percentage points to 57.1% for the quarter and 1.7 percentage points year-to-date to 57.2% on a reported basis. These trends were driven by higher net price per case and lower packaging costs, partially offset by the February increase in North America concentrate prices.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses as a percentage of net revenues grew by four tenths of a percentage point to 32.9% and 35.6% for the quarter and year-to-date, respectively, on a reported basis. This primarily reflects increased selling and delivery costs resulting from an increase in our North American sales force and our continued program of heavy investment in vending machines and coolers, consistent with our long-term strategy to expand our presence in the cold drink segment of the industry in North America. These increases were partially offset by reduced operating costs in Russia as our cost structure benefited from our fourth quarter 1998 restructuring actions, as well as relatively flat year over year general and administrative costs.

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

Interest Expense, net
     Net interest expense decreased by $10 million to $29 million in the quarter and decreased by $20 million to $94 million year-to-date due to a lower weighted average interest rate on our $2.3 billion of debt, which went from 6.4% in the prior year to 5.6% in the current year, coupled with reduced external debt outside North America.

Liquidity and Capital Resources
-------------------------------

Cash Flows
     Net cash provided by operating activities increased $158 million to $501 million during the first 36 weeks of 1999 compared to the same period in 1998. This increase reflects strong growth in EBITDA and favorable working capital cash flows resulting from the timing of cash payments for interest and accounts payable.

     Net cash used by investments decreased from $601 million during the 36 weeks ended September 5, 1998 to $533 million over the same period in 1999 mainly related to the timing of acquisitions, which were $103 million lower in the first three quarters of 1999. However, capital expenditures increased by $15 million, or 4%, driven by a 19% increase in North America as we continue to invest heavily in cold drink equipment, partially offset by a reduction in spending in Russia where our existing infrastructure is adequate for current operations.

     Net cash provided by financing decreased by $66 million to $162 million for the first three quarters of 1999 mainly due to the net pay down of $81 million of short-term borrowings in 1999 versus 1998 proceeds of $40 million. Also contributing to the change are 1998 borrowings in Russia related to the purchase of Pepsi International Bottlers LLC, which was paid down in the first quarter of 1999.

Euro
----
     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the member countries that instituted the Euro and we have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on the financial condition or results of operations.

Year 2000
---------
     Many computerized systems and microprocessors that are embedded in a variety of products used by Bottling LLC have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. We have established teams to identify and correct Year 2000 issues. We have engaged IBM to help set the testing strategy and complete some of the offsite remediation. Information technology systems with non-compliant code have been modified or replaced with systems that are Year 2000 compliant. Similar actions were taken with respect to systems embedded in manufacturing and other facilities.  The  teams  are also  charged  with  investigating  the  Year  2000 readiness of suppliers, customers and other third parties and with developing contingency plans where necessary.

     Key information technology systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are largely complete with 99% of the systems already compliant. The remaining work includes the completion of Y2K testing and rollout for one system and is scheduled for completion by the end of October. A contingency plan has been developed and tested for this one application. Inventories and assessments of systems embedded in manufacturing and other facilities were completed in June 1999; remediations began in the fourth quarter of 1998 and are currently 97% complete with the final remediation scheduled to be completed by the end of October 1999. A full scale Year 2000 test was performed at one representative plant in November 1998. Results from that test concluded that minimal disruptions could be expected. Independent consultants are monitoring progress against remediation. In addition, senior management and the board of directors are monitoring the progress of the remediation programs.

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

     Costs directly related to Year 2000 issues are estimated to be $56 million, of which $5 million was spent in the third quarter of 1999 ($13 million year-to-date), $26 million and $7 million in full year 1998 and 1997, respectively. We have redeployed approximately 160 employees to support this work, as well as engaged over 100 independent contractors. Approximately one-half of the total estimated spending represents costs to modify existing systems, which includes the inventory, assessment, remediation, and testing and rollout phases. The remaining dollars represent spending for the development, testing and rollout of new systems to replace older, non-compliant applications. This estimate assumes that we will not incur any costs on behalf of our suppliers, customers or other third parties. These costs will not necessarily increase our normal level of spending on information technology, due to the deferral of other projects to enable us to focus on Year 2000 remediation.

     Contingency plans for Year 2000 are being developed and will include, but not be limited to: the development of emergency backup and recovery procedures; remediation of existing systems parallel with installation of new systems; replacement of electronic applications with manual processes; identification of alternative suppliers and an increase in raw material and finished goods inventory levels, and rollover procedures for infrastructure and applications. Contingency plans for national customers and suppliers have been developed and are being maintained centrally. Additional contingency plans are being developed and maintained for local requirements and will continue to be enhanced through the end of the year.

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

     We continue to be optimistic about our levels of preparedness and do not expect any major disruptions. The establishment of an Event Management Center is well underway and will be fully functional in December and January. Staffing the Center for monitoring, assessing and reporting purposes is complete. The processes that are used to resolve issues as part of our normal daily business practices will continue to be the first line of action should minor disruptions occur. However, the Center will also have a team of individuals who can provide additional support throughout the country if that becomes necessary. This team is currently being assembled.

     In the upcoming months event management team representatives will be holding meetings to ensure that the year-end processes are understood and that local plans are complete. Any outstanding issues will be addressed at that time.

     Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While we anticipate no major interruption to our business activities, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect us and third parties, including suppliers and customers. For example, lack of readiness by electrical and water utilities and other providers of general infrastructure, such as rail transportation, could, in some geographic areas, pose significant impediments to our ability to carry on normal operations in the area affected. Accordingly, while we believe our actions in this regard should have the effect of lessening Year 2000 risks, we are unable to estimate such risks or to estimate the ultimate Year 2000 risks on our operations.

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute 'forward looking statements' as defined by the Private Securities Litigation Reform Act of 1995. These 'forward looking statements' are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, unexpected costs and business risks associated with Year 2000 compliance by Bottling LLC, its customers and/or suppliers, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations. We caution that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on pages thirteen to twenty of The Pepsi Bottling Group, Inc and Bottling LLC's Registration Statement on Form S-4, which was declared effective on July 1, 1999.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosures made on this matter in our Registration Statement on Form S-4, which became effective July 1, 1999.

                     Independent Accountants' Review Report
                     --------------------------------------

Board of Directors
Bottling Group, LLC

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC as of September 4, 1999 and the related condensed consolidated statements of operations for the twelve and thirty-six weeks ended September 5, 1998 and September 4, 1999 and the condensed consolidated statements of cash flows for the thirty-six weeks ended September 5, 1998 and September 4, 1999. These condensed consolidated financial statements are the responsibility of Bottling Group, LLC's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



New York, New York
September 21, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)  Exhibits

                      See Index to Exhibits on page 20.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                    (Registrant)






Date:      October 15, 1999                                    Peter A. Bridgman
           ----------------                                    -----------------
                                                        Controller and Principal
                                                              Accounting Officer




Date:      October 15, 1999                                       John T. Cahill
           ----------------                                       --------------
                                                     Principal Financial Officer
                                                           and Managing Director

                               INDEX TO EXHIBITS
                               -----------------
                                   ITEM 6 (a)
                                   ----------



EXHIBITS


Exhibit 27.1            Financial Data Schedule 12 weeks ended September 4, 1999


Exhibit 27.2            Financial Data Schedule 12 weeks ended September 5, 1998