Form 10-K405
period 1999-12-25
BOTTLING GROUP LLC
filed 2000-03-23
CIK 1087835

                                                                   NO. 333-80361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 25, 1999



                               BOTTLING GROUP, LLC
                                  ONE PEPSI WAY
                             SOMERS, NEW YORK 10589
                                 (914) 767-6000


INCORPORATED IN DELAWARE                             13-4042452
(JURISDICTION OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ____


         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Bottling Group, LLC ("Bottling LLC") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is fully consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. Prior to its formation, Bottling LLC was an operating unit of PepsiCo, Inc. ("PepsiCo"). When used in this Report, "Bottling LLC," "we," "us" and "our" each refers to Bottling Group, LLC.

     PBG was incorporated in Delaware in January, 1999 as a wholly-owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. At February 22, 2000, PepsiCo's ownership represented 36.9% of PBG's outstanding common stock and 100% of its outstanding Class B common stock, together representing 45.0% of the voting power of all classes of PBG's voting stock.

      PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contribution of assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%.

PRINCIPAL PRODUCTS

     We are the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. Pepsi-Cola beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, 7UP outside the U.S., PEPSI MAX, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO and KAS. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S. Approximately 91% of our volume is sold in North America, which consists of the United States and Canada, and the remaining 9% is sold in Spain, Greece and Russia. We have an extensive distribution system in North America. In Russia, Spain and Greece, we use a combination of direct store distribution and distribute through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

     We acquire the concentrate to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies pursuant to PBG's contractual arrangements with PepsiCo and other soft-drink companies.

     In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials. The Pepsi beverage agreements provide that, with respect to the soft drink products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by us which are currently in short supply. The supply or cost of specific materials could be adversely affected by price changes, strikes, weather conditions, governmental controls or other factors.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     Our portfolio of beverage products includes some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, 7UP outside the U.S., PEPSI MAX, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO and KAS. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S.

     We conduct our business primarily pursuant to PBG's beverage agreements with PepsiCo. Although Bottling LLC is not a direct party to these agreements, as the principal operating subsidiary of PBG, it enjoys certain rights and is subject to certain obligations as described below. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers in specified territories.

     Set forth below is a description of the Pepsi beverage agreements and other bottling agreements from which we benefit and under which we are obligated as the principal operating subsidiary of PBG.

     Terms of the Master Bottling Agreement. The master bottling agreement pursuant to which we manufacture, package, sell and distribute the cola beverages bearing the PEPSI-COLA and PEPSI trademarks was entered into in March 1999. The master bottling agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The master bottling agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the master bottling agreement with respect to the prices at which we sell our products.

     Under the master bottling agreement we are obligated to:

         (1) maintain such plant and equipment, staff, and distribution and vending facilities that are capable of manufacturing, packaging and distributing the cola beverages in sufficient quantities to fully meet the demand for these beverages in our territories;

         (2) undertake adequate quality control measures prescribed by PepsiCo;

         (3) push vigorously the sale of the cola beverages in our territories;

         (4) increase and fully meet the demand for the cola beverages in our territories;

         (5) use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to meet the objective; and

         (6) maintain such financial capacity as may be reasonably necessary to assure performance under the master bottling agreement by us.

     The master bottling agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, including the introduction of any new beverage product or any change in the geographic area in which existing beverage products are distributed, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the master bottling agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 1999, PepsiCo approved our annual plan.

     If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations to push vigorously the sale of the cola beverages and to increase and fully meet the demand for the cola beverages in our territories and to maintain the financial capacity required under the master bottling agreement. Failure to present a plan or carry out approved plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of the failure, would give PepsiCo the right to terminate the master bottling agreement.

     If we present a plan that PepsiCo does not approve, such failure shall constitute a primary consideration for determining whether we have satisfied our obligations to maintain our financial capacity and to push vigorously the sale of the cola beverages and to increase and fully meet the demand for the cola beverages in our territories.

     If we fail to carry out our annual plan in all material respects in any segment of our territory, whether defined geographically or by type of market or outlet, and if such failure is not cured within six months of notice of the failure, PepsiCo may reduce the territory covered by the master bottling agreement by eliminating the territory, market or outlet with respect to which such failure has occurred.

     PepsiCo has no obligation to participate with us in advertising and marketing spending, but it may contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs that would require our cooperation and support. Although PepsiCo has advised us that it intends to continue to provide cooperative advertising funds, it is not obligated to do so under the master bottling agreement.

     The master bottling agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the PEPSI-COLA trademarks or any modification thereof. If that occurs, we will be obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The master bottling agreement also imposes requirements with respect to the use of PepsiCo's trademarks, authorized containers, packaging and labeling.

     If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the master bottling agreement.

     Under the master bottling agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area -- currently representing approximately 13.9% of PepsiCo's U.S. bottling system in terms of volume -- if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the master bottling agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

     The master bottling agreement is perpetual, but may be terminated by PepsiCo in the event of PBG's default. Events of default include:

      (1)  PBG's insolvency, bankruptcy, dissolution, receivership or the like;

         (2) any disposition of any of PBG's or our voting securities or the voting securities of any of our bottling subsidiaries or substantially all of our bottling assets without the consent of PepsiCo;

         (3) PBG's entry into any business other than the business of manufacturing, selling or distributing non-alcoholic beverages or any business which is directly related and incidental to such beverage business; and

         (4) any material breach under the contract that remains uncured for 120 days after notice by PepsiCo.

     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG's voting securities without the consent of PepsiCo. As of February 22, 2000, AXA Financial, Inc., formerly known as The Equitable Companies Incorporated, and its parent, AXA Assurances I.A.R.D. Mutuelle (collectively, "AXA"), held 12.9% of PBG's Common Stock and PepsiCo has consented to AXA acquiring up to 20% of PBG's Common Stock. If the master bottling agreement is terminated, PepsiCo also has the right to terminate its other bottling agreements with us.

     PBG is prohibited from assigning, transferring or pledging the master bottling agreement, or any interest therein, whether voluntarily, or by operation of law, including by merger or liquidation, without the prior consent of PepsiCo.

     The master bottling agreement was entered into by PBG in the context of its separation from PepsiCo and, therefore, its provisions were not the result of arm's-length negotiations. Consequently, the agreement contains provisions that are less favorable to us than the exclusive bottling appointments for cola beverages currently in effect for independent bottlers in the United States.

     Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, SLICE, MUG root beer and cream soda and ALL SPORT. The non-cola bottling agreements contain provisions that are similar to those contained in the master bottling agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our master bottling agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

     PBG also has an agreement with PepsiCo granting us the exclusive right to distribute AQUAFINA in our territories. We have the right to manufacture AQUAFINA in certain locations depending on the availability of appropriate equipment. The distribution agreement contains provisions generally similar to those in the master bottling agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. However, the distribution agreement does not prevent us from distributing other bottled waters. The distribution agreement is for a limited term. Prior to the expiration of this term, PepsiCo and PBG will negotiate a renewal agreement.

     Terms of the Master Syrup Agreement. The master syrup agreement grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The master syrup agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery, without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the master syrup agreement, we will have the exclusive right to service fountain equipment for all of the national account customers within our territories. The master syrup agreement provides that the determination of whether an account is local or national is in the sole discretion of PepsiCo.

     The master syrup agreement contains provisions that are similar to those contained in the master bottling agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The master syrup agreement has an initial term of five years and is automatically renewable for additional five year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the master syrup agreement without cause at the conclusion of the initial five year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the master syrup agreement without cause, PepsiCo is required to pay us the fair market value of our rights under such agreement.

     Our master syrup agreement will terminate if PepsiCo terminates our master bottling agreement.

     Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc -- for DR PEPPER, 7UP, SCHWEPPES and CANADA DRY, the Pepsi/Lipton Tea Partnership -- for LIPTON BRISK and LIPTON'S ICED TEA and the North American Coffee Partnership -- for STARBUCKS FRAPPUCCINO, contain provisions generally similar to those in the master bottling agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

     Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions similar to those contained in the master bottling agreement and the non-cola bottling agreements and, in Canada, the master syrup agreement with respect to authorized containers, planning, quality control, transfer restrictions, causes for termination and related matters. These bottling agreements differ from the master bottling agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. These bottling agreements also differ from the master bottling agreement with respect to term and contain certain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders.

SEASONALITY

     Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 90% of our operating income is typically earned during the second and third quarters. Over 75% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

     The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, availability and consumer and customer goodwill are primary factors affecting our competitive position.

GOVERNMENTAL REGULATION APPLICABLE TO BOTTLING LLC

     Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

     Bottle and Can Legislation

     In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-returnable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit is charged for the container. These include Connecticut, Delaware, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec.

     Maine, Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and California imposes a levy on beverage containers to fund a waste recovery system.

     In addition to the Canadian deposit legislation described above, Ontario, Canada currently has a regulation requiring that 30% of all soft drinks sold in Ontario be bottled in refillable containers. This regulation is currently being reviewed by the Ministry of the Environment.

     The European Commission has issued a packaging and packing waste directive, which is in the process of being incorporated into the national legislation of the member states. This will result in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and impose substantial responsibilities upon bottlers and retailers for implementation.

     We are not aware of similar material legislation being proposed or enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

     Soft Drink Excise Tax Legislation

     Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas, North Carolina, South Carolina, Tennessee and, with respect to fountain syrup only, Washington. Although soft drink excise tax legislation is currently in place in North Carolina and South Carolina, new legislation has been enacted that phases out such taxes by the end of the year 2000 in North Carolina and 2002 in South Carolina.

     Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece and Russia, but are consistent with the value-added tax rate for other consumer products.

     We are not aware of any material soft drink taxes that have been enacted in any other market served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

     Trade Regulation

     As a manufacturer, seller and distributor of bottled and canned soft drink products of PepsiCo and other soft drink manufacturers in exclusive territories in the United States and internationally, we are subject to antitrust laws. Under the Soft Drink Interbrand Competition Act, soft drink bottlers operating in the United States, such as us, may have an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive geographic territories in which we operate.

     California Carcinogen and Reproductive Toxin Legislation

     A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales imposition of the law may have.

EMPLOYEES

     As of December 25, 1999, we employed approximately 38,700 full-time workers, of whom approximately 35,000 were employed in North America. Approximately 10,500 of our full-time workers in North America are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     See Note 16 of Bottling LLC's Consolidated Financial Statements set forth in Item 8 below.

ITEM 2.  PROPERTIES

     We operate 67 soft drink production facilities worldwide, of which 60 are owned and 7 are leased. Of our 320 distribution facilities, 258 are owned and 62 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs.

     We also own or lease and operate approximately 18,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own approximately 1 million soft drink dispensing and vending machines.

     With a few exceptions, leases of plants in North America are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are adequate to serve our current operational needs.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or, to Bottling LLC's best knowledge, threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information pertaining to the executive officers of Bottling LLC as of March 10, 2000:

CRAIG E. WEATHERUP, 54, is the Principal Executive Officer of Bottling LLC. He is also the Chairman and Chief Executive Officer of PBG. Mr. Weatherup served as a Director of PepsiCo from 1996 until March 1999. He served as Chairman and Chief Executive Officer of The Pepsi-Cola Company, a division of PepsiCo, from 1996 to 1999 and served as PepsiCo's President in 1996. Mr. Weatherup is also a director of Federated Department Stores, Inc. and Starbucks Corporation.

JOHN T. CAHILL, 42, is the Principal Financial Officer and a Managing Director of Bottling LLC. He is also Executive Vice President, Chief Financial Officer and a member of the Board of Directors of PBG. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996 he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 and held several other senior financial positions through 1996.

PETER A. BRIDGMAN, 47, is the Principal Accounting Officer of Bottling LLC. He is also PBG's Senior Vice President and Controller. Mr. Bridgman was Vice President and Controller of the Pepsi-Cola Company from 1992 to 1999, and had previously been Controller and Finance Director at Pepsi-Cola International.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no public trading market for the ownership interests in Bottling LLC.

ITEM 6.   SELECTED FINANCIAL DATA




(in millions)                                                                                      FISCAL YEAR ENDED
                                                             --------------------------------------------------------------------
                                                             DEC. 25        DEC. 26        DEC. 27        DEC. 28         DEC. 30
                                                               1999           1998           1997           1996           1995
                                                              -------        -------        -------        -------        -------
STATEMENT OF OPERATIONS DATA:
   Net Revenues                                               $ 7,505        $ 7,041        $ 6,592        $ 6,603        $ 6,393
   Cost of sales                                                4,296          4,181          3,832          3,844          3,771
                                                              -------        -------        -------        -------        -------
   Gross profit                                                 3,209          2,860          2,760          2,759          2,622
   Selling, delivery and administrative expenses                2,813          2,583          2,425          2,392          2,273
   Unusual impairment and other charges and credits (1)           (16)           222             --             --             --
                                                              -------        -------        -------        -------        -------
   Operating income                                               412             55            335            367            349
   Interest expense, net                                          129            157            160            163            173
   Foreign currency loss (gain)                                     1             26             (2)             4             --
   Minority interest                                                5              4              4              7              3
                                                              -------        -------        -------        -------        -------
   Income (loss) before income taxes                              277           (132)           173            193            173
   Income tax expense (benefit)                                     4             (1)             1              6              8
                                                              -------        -------        -------        -------        -------
   Net Income (Loss)                                          $   273        $  (131)       $   172        $   187        $   165
                                                              =======        =======        =======        =======        =======

BALANCE SHEET DATA (AT PERIOD END):
   Total assets                                               $ 7,795        $ 7,227        $ 7,095        $ 6,947        $ 6,957
   Long-term debt:
      Allocation of PepsiCo long-term debt                         --          2,300          2,300          2,300          2,300
      Due to third parties                                      2,284             61             96            127            131
                                                              -------        -------        -------        -------        -------
        Total long-term debt                                    2,284          2,361          2,396          2,427          2,431
   Minority interest                                              141            112             93            102            105
   Accumulated other comprehensive loss                          (222)          (238)          (184)          (102)           (66)
   Owners' equity                                               3,928          3,283          3,336          3,128          3,186

(1) Unusual impairment and other charges and credits is comprised of the following:

-    $45 million non-cash compensation charge in the second quarter of 1999.

-    $53 million vacation accrual reversal in the fourth quarter of 1999.

-    $8 million restructuring reserve reversal in the fourth quarter of 1999.

- $222 million charge related to the restructuring of our Russian bottling operations and our separation from Pepsi-Cola North America's concentrate and bottling organizations in the fourth quarter of 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Financial Review" set forth in Item 8 below.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Financial Review" set forth in Item 8 below.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S FINANCIAL REVIEW

OVERVIEW
--------

     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is 92.9% owned by PBG and is fully consolidated, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. Prior to our formation, we were an operating unit of PepsiCo, Inc ("PepsiCo").


     The following discussion and analysis covers the key drivers behind our success in 1999 and is broken down into five major sections. The first two sections provide an overview and focus on items that affect the comparability of historical or future results. The next two sections provide an analysis of our results of operations and liquidity and financial condition. The last section contains a discussion of our market risks and cautionary statements. The discussion and analysis throughout management's financial review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes.


Constant Territory

     We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and is consistent with industry practice. Constant territory operating results are achieved by adjusting current year results to exclude current year acquisitions and adjusting prior year results to include the results of prior year acquisitions as if they had occurred on the first day of the prior fiscal year. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA

     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows. In addition, EBITDA for 1999 and 1998 excludes the impact of the non-cash portion of the unusual impairment and other charges and credits discussed below and in Note 4 of the Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
----------------------------------------------------

PBG's Initial Public Offering

     PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 36.7% as a result of net repurchases of 5.3 million shares under its share repurchase program. In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%, giving PepsiCo economic ownership of 41.2% of PBG's combined operations.

     For the periods prior to PBG's initial public offering and the formation of Bottling LLC, we prepared our Consolidated Financial Statements as a "carve-out" from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. Certain costs reflected in our Consolidated Financial Statements may not necessarily be indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented. These costs include an allocation of PepsiCo corporate overhead and interest expense:

- We included corporate overhead related to PepsiCo's corporate administrative functions based on a specific identification of PepsiCo's administrative costs relating to the bottling operations and, to the extent that such identification was not practicable, based upon the percentage of our revenues to PepsiCo's consolidated net revenues. These costs are included in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

- We allocated $2.3 billion of PepsiCo debt to our business and charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year.

     The amounts, by year, of the historical allocations described above are as follows:

(dollars in millions)

                                             1999*       1998        1997
                                             ----        ----        ----
Corporate overhead expense                   $  3        $ 40        $ 42
Interest expense                             $ 16        $147        $143
PepsiCo weighted-average interest rate        5.8%        6.4%        6.2%

* Prior to PBG's initial public offering.

Unusual Impairment and Other Charges and Credits

Our operating results were affected by the following unusual charges and credits in 1999 and 1998:

     (dollars in millions)

                                                 1999         1998
                                                 -----        -----
Non-cash compensation charge                     $  45        $  --
Vacation policy change                             (53)          --
Asset impairment and restructuring charges          (8)         222
                                                 -----        -----
                                                 $ (16)       $ 222
                                                 =====        =====

-    Non-cash Compensation Charge

          In connection with the completion of PBG's initial public offering and the formation of Bottling LLC, PepsiCo vested substantially all non-vested PepsiCo stock options held by Bottling LLC employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

-    Vacation Policy Change

         As a result of changes to our employee benefit and compensation plans, employees will now earn vacation time evenly throughout the year based upon service rendered. Previously, employees were fully vested at the beginning of each year. As a result of this change, we have reversed an accrual of $53 million into income.

-    Asset Impairment and Restructuring Charges

     In the fourth quarter of 1998, we recorded $222 million of charges relating to the following:

     - A charge of $212 million for asset impairment of $194 million and other charges of $18 million related to restructuring our Russian operations.

     - A charge of $10 million for employee-related and other costs, mainly relocation and severance, resulting from the separation of Pepsi-Cola bottling and concentrate organizations.

     In the fourth quarter of 1999, $8 million of the remaining 1998 restructuring reserves was reversed into income, as actual costs incurred to renegotiate manufacturing and leasing contracts in Russia and to reduce the number of employees were less than the amounts originally estimated.

Comparability of our operating results may also be affected by the following:

Concentrate Supply

     We buy concentrate, the critical flavor ingredients for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually.

     In February 1999, PepsiCo announced an increase of approximately 5% in the price of U.S. concentrate. The cost of this increase was offset in substantial part with increases in the level of marketing support and funding we received from PepsiCo. PepsiCo has recently announced a further increase of approximately 7%, effective February 2000, which will be available for use by PepsiCo to support brand-building initiatives aimed at driving volume. Amounts paid or payable to PepsiCo and its affiliates for concentrate were $1,418 million, $1,283 million and $1,135 million in 1999, 1998 and 1997, respectively.

Bottler Incentives

     PepsiCo and other brand owners provide us with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of the brand owners. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media and advertising support. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs, and is recorded as an adjustment to net revenues. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded as a reduction to selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses.

     The total bottler incentives we received from PepsiCo and other brand owners were $563 million, $536 million and $463 million for 1999, 1998 and 1997, respectively. Of these amounts, we recorded $263 million, $247 million and $235 million for 1999, 1998 and 1997, respectively, in net revenues, and the remainder as a reduction to selling, delivery and administrative expenses. The amount of our bottler incentives received from PepsiCo was more than 90% of our total bottler incentives in each of the three years, with the balance received from the other brand owners. We negotiate the level of funding with PepsiCo and other brand owners as part of the annual planning process.

Our Investment in Russia

     In recent years, we have invested in Russia to build infrastructure and to fund start-up manufacturing and distribution costs. During the first half of 1998, our volumes were growing at approximately 50% over 1997 levels. However, following the August 1998 devaluation of the ruble, we experienced a significant drop in demand, resulting in lower net revenues and increased operating losses. As a result of the economic crisis and the under-utilization of assets, we incurred a charge of $212 million in the fourth quarter of 1998 to write down our assets and reduce our fixed-cost structure. The economic conditions in 1999 have been more stable. However, volumes and revenues have not yet returned to levels achieved immediately prior to the devaluation as Russian consumers have switched from branded products to lower-cost alternatives. In response to this environment, we have focused on developing alternative means of leveraging our existing asset base while significantly reducing costs. Most notably, we have begun to distribute Frito-Lay(R) snack products throughout all of Russia, except Moscow. In addition, we have recently launched our own value brand beverage products.

     We anticipate that our Russian operations will continue to incur losses and require cash to fund operations for at least the fiscal year 2000. However, capital requirements will be minimal because our existing infrastructure is adequate for current operations. Cash requirements for investing activities and to fund operations were $45 million, $156 million and $71 million in 1999, 1998 and 1997, respectively. Volume in Russia accounted for 1%, 2% and 1% of our total volume in 1999, 1998 and 1997, respectively. We will continue to review our Russian operations on a regular basis and to consider changes in our distribution systems and other operations as circumstances dictate.

Employee Benefit Plan Changes

     We are making several changes to our employee benefit plans that will take effect in fiscal year 2000. Our objective is to ensure that the overall compensation and benefit plans offered to our employees are competitive with our industry. The changes that have been made to our vacation policy, pension and retiree medical plans include some benefit enhancements as well as cost containment provisions. We do not believe that the net impact of these changes will be material to our financial results in fiscal year 2000.

     In addition, we are not continuing the broad-based stock option program provided by PepsiCo. In its place we are implementing a matching company contribution to our 401(k) plan to begin in 2000. The match will be made in PBG stock and the amount will depend upon the employee's contribution and years of service. We anticipate that the matching company contribution will cost approximately $12 million in fiscal year 2000.

     Finally, in the fourth quarter of 1999 we recognized a $16 million compensation charge related to full-year 1999 performance. This expense is one-time in nature and is for the benefit of our management employees, reflecting our successful operating results as well as providing certain incentive-related features.

Fiscal Year

     Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal years 1999, 1998 and 1997 consisted of 52 weeks. Fiscal year 2000 will have 53 weeks.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

Fiscal Years Ended December 25, 1999, December 26, 1998 And December 27, 1997

                                                        1999           1998           1997
                                                       -------        -------        -------
NET REVENUES                                           $ 7,505        $ 7,041        $ 6,592
Cost of sales                                            4,296          4,181          3,832
                                                       -------        -------        -------
GROSS PROFIT                                             3,209          2,860          2,760

Selling, delivery and administrative expenses            2,813          2,583          2,425
Unusual impairment and other charges and credits           (16)           222             --
                                                       -------        -------        -------
OPERATING INCOME                                           412             55            335

Interest expense, net                                      129            157            160
Foreign currency loss (gain)                                 1             26             (2)
Minority interest                                            5              4              4
                                                       -------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES                          277           (132)           173
Income tax expense (benefit)                                 4             (1)             1
                                                       -------        -------        -------

NET INCOME (LOSS)                                      $   273        $  (131)       $   172
                                                       =======        =======        =======



See accompanying notes to Consolidated Financial Statements.

MANAGEMENT'S FINANCIAL REVIEW

RESULTS OF OPERATIONS
---------------------

                                                          FISCAL 1999 VS. 1998         FISCAL 1998 VS. 1997
                                                          --------------------         --------------------
                                                                        CONSTANT                   CONSTANT
                                                         REPORTED       TERRITORY     REPORTED     TERRITORY
                                                          CHANGE          CHANGE       CHANGE        CHANGE
                                                          ------          ------       ------        ------
   EBITDA                                                     25%           13%           (7)%          0%
   Volume                                                      4%            0%            7 %          5%
   Net Revenue per Case                                        3%            3%           (1)%          0%


EBITDA

     Reported EBITDA was $901 million in 1999, representing a 25% increase over 1998. On a constant territory basis, EBITDA growth of 13% was driven by a strong pricing environment particularly in the U.S. take-home segment, solid volume growth in our higher-margin cold drink segment and reduced operating losses in Russia.

     In 1998, EBITDA declined 7% on a reported basis and was flat on a constant territory basis. Strong volume gains were more than offset by higher raw material costs in North America, increased selling and delivery expenses associated with our investment in the cold drink segment and higher losses in our Russian operations. The reported decline in 1998 was also impacted by $28 million of cash restructuring charges.

VOLUME

     Our worldwide raw case volume grew 4% on a reported basis in 1999, and was flat on a constant territory basis. Raw cases are physical cases sold, regardless of the volume contained in these cases. In North America, which consists of the U.S. and Canada, constant territory volume improved 1%. Growth in our cold drink segment was offset by declines in the take-home business as we raised prices in the take-home segment. Outside North America, our constant territory volumes declined 6%, driven by the continued impact of the economic conditions in Russia, which began to deteriorate in August 1998 with the devaluation of the ruble.

     In 1998, worldwide case volume grew 7% compared to 1997, with North America increasing 6% and countries outside North America increasing 18%. Constant territory volume increased 5% in the North American markets, 6% outside North America and 5% worldwide. North American results were driven by solid growth in our cold drink segment, modest gains in the take-home segment and the favorable impact of the launch of Pepsi ONE in the fourth quarter of 1998. Constant territory volume growth outside North America was positive in all of our markets, led by Russia, which increased 21%.


NET REVENUES

     On a reported basis, net revenues were $7,505 million in 1999, representing a 7% increase over 1998. On a constant territory basis, net revenues increased 3%, with increases in North America offsetting a revenue decline outside North America. North American constant territory growth was driven by a 1% increase in volume, and a 4% increase in net revenue per case. The net revenue per case increase was driven by strong pricing, led by advances in the take-home segment and an increased mix of higher-revenue cold drink volume. Initial volume declines partially offset the revenue impact of higher take-home pricing, although volumes rebounded in the fourth quarter of 1999. Outside North America, revenue declines were impacted by the August 1998 ruble devaluation in Russia. On a worldwide basis, constant territory revenue per physical case was up 3%.

     Worldwide net revenues grew 7% from 1997 to 1998 on a reported basis and 5% on a constant territory basis. Volume gains contributed five percentage points to constant territory revenue growth while pricing remained essentially flat. Flat pricing reflected an increased mix of higher-priced single-serve cold drink packages sold, offset by lower take-home package pricing in North American markets, and promotional pricing relating to the U.S. introduction of Pepsi ONE in the fourth quarter of 1998.

COST OF SALES

     Cost of sales as a percentage of net revenues decreased from 59.4% in 1998 to 57.3% in 1999. This trend was driven by higher net revenue per case and relatively flat cost of sales per case, as higher concentrate prices were offset by lower packaging costs and the favorable effect of renegotiating our raw material contracts in Russia to a ruble denomination instead of U.S. dollars.

     Cost of sales as a percentage of net revenues increased from 58.1% in 1997 to 59.4% in 1998. This increase was primarily a result of margin declines in the take-home segment and increases in concentrate costs. An increased mix of revenues in the higher-margin cold drink segment in 1998 was insufficient to offset margin declines in the take-home segment.


SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

     Selling, delivery and administrative expenses increased $230 million, or 9%, in 1999. This increase was driven by acquisitions and higher selling and delivery costs, which resulted from our continued investment in our North American cold drink infrastructure. Additional headcount, delivery routes and depreciation increases resulted from this initiative in 1999. We anticipate that the investments we are making in the cold drink business will be more than recovered through the resulting revenue growth in this higher-margin business. In addition, higher advertising and marketing spending was offset by reduced operating costs in Russia, as our cost structure benefited from our fourth quarter 1998 restructuring actions. Administrative costs were impacted by increased performance-related compensation due to our stronger operating results in 1999 compared to 1998. Excluding the impact of performance-related compensation, our administrative costs were relatively flat year-over-year.

     In 1998, selling, delivery and administrative expenses increased $158 million, or 7%. Selling and delivery costs grew at a rate faster than volume while our other administrative costs grew less than 1% in 1998. The costs associated with selling and delivery grew faster than volume largely because of our heavy investment in vending machines and coolers, consistent with our long-term strategy to increase our presence in the cold drink segment of the industry in North America. Spending on vending machines and coolers at customer locations in the North American markets was approximately 20% higher in 1998 than in 1997, driving increases in the costs associated with placing, depreciating and providing service for these assets.

FOREIGN CURRENCY EXCHANGE GAINS/LOSSES

     Our foreign currency exchange gains and losses arise from our operations in Russia. Since Russia is considered a highly inflationary economy for accounting purposes, we are required to remeasure the net monetary assets of our Russian operations in U.S. dollars and reflect any resulting gain or loss in the Consolidated Statements of Operations. The August 1998 devaluation of the Russian ruble resulted in a significant foreign exchange loss in 1998. In 1999, foreign exchange losses have been minimized due to a more stable ruble exchange rate.


INTEREST EXPENSE, NET

     Net interest expense decreased by $28 million to $129 million in 1999, due primarily to a lower average interest rate on PBG's $2.3 billion of long-term debt. Our average interest rate decreased from 6.4% in 1998, when we used PepsiCo's average interest rate, to 5.7% in the current year when we issued our own debt in the first quarter of 1999. Our lower 1999 interest rates reflect market conditions at the time we issued our debt. In addition, we had reduced levels of external debt outside North America.

     In 1998, interest expense decreased $3 million compared to 1997, reflecting higher interest income in Spain, offset by an increase in PepsiCo's average borrowing rate from 6.2% to 6.4%.

PROVISION FOR INCOME TAXES

     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Fiscal Years Ended December 25, 1999, December 26, 1998 And December 27, 1997

                                                                                       1999           1998           1997
                                                                                     -------        -------        -------
CASH FLOWS -- OPERATIONS
Net income (loss)                                                                    $   273        $  (131)       $   172
Adjustments to reconcile net income (loss) to net cash provided by operations:
   Depreciation                                                                          374            351            316
   Amortization                                                                          131            121            123
   Non-cash unusual impairment and other charges and credits                             (16)           194             --
   Other non-cash charges and credits, net                                               124            102              1
   Changes in operating working capital, excluding effects of acquisitions and dispositions:
      Trade accounts receivable                                                          (30)            46             26
      Inventories                                                                          3            (25)            --
      Prepaid expenses, deferred income taxes and other current assets                     7             10            (66)
      Accounts payable and other current liabilities                                      41             64             55
                                                                                     -------        -------        -------
        Net change in operating working capital                                           21             95             15
                                                                                     -------        -------        -------
NET CASH PROVIDED BY OPERATIONS                                                          907            732            627
                                                                                     -------        -------        -------
CASH FLOWS -- INVESTMENTS
Capital expenditures                                                                    (560)          (507)          (472)
Acquisitions of bottlers and investments in affiliates                                  (176)          (546)           (49)
Sales of bottling operations and property, plant and equipment                            22             31             23
Notes receivable from PBG, Inc.                                                         (259)            --             --
Other, net                                                                               (19)            (5)           (80)
                                                                                     -------        -------        -------
NET CASH USED FOR INVESTMENTS                                                           (992)        (1,027)          (578)
                                                                                     -------        -------        -------
CASH FLOWS -- FINANCING
Short-term borrowings -- three months or less                                            (58)            52            (90)
Proceeds from third-party debt                                                         2,276             50              3
Replacement of PepsiCo allocated debt                                                 (2,300)            --             --
Payments of third-party debt                                                             (90)           (72)           (11)
Increase in owners' net investment                                                       416            214             96
                                                                                     -------        -------        -------
NET CASH PROVIDED BY (USED FOR) FINANCING                                                244            244             (2)
                                                                                     -------        -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (5)             1             (1)
                                                                                     -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     154            (50)            46
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                                            36             86             40
                                                                                     -------        -------        -------
CASH AND CASH EQUIVALENTS -- END OF YEAR                                             $   190        $    36        $    86
                                                                                     =======        =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Liabilities incurred and/or assumed in conjunction with acquisitions of
        bottlers                                                                     $    65         $  161        $     3
                                                                                     =======         ======        =======

See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED BALANCE SHEETS

(in millions)
December 25, 1999 And December 26, 1998

                                                                                   1999           1998
                                                                                  -------        -------

ASSETS
  CURRENT ASSETS
Cash and cash equivalents                                                         $   190        $    36
Trade accounts receivable, less allowance of $48 and $46, in 1999 and 1998,
   respectively                                                                       827            808
Inventories                                                                           293            296
Prepaid expenses, deferred income taxes and other current assets                      100             83
                                                                                  -------        -------
  TOTAL CURRENT ASSETS                                                              1,410          1,223
Property, plant and equipment, net                                                  2,218          2,055
Intangible assets, net                                                              3,819          3,806
Notes receivable from PBG, Inc.                                                       259             --
Other assets                                                                           89            143
                                                                                  -------        -------
      TOTAL ASSETS                                                                $ 7,795        $ 7,227
                                                                                  =======        =======

LIABILITIES AND OWNERS' EQUITY
  CURRENT LIABILITIES
Accounts payable and other current liabilities                                    $   904        $   904
Short-term borrowings                                                                  23            112
                                                                                  -------        -------
   TOTAL CURRENT LIABILITIES                                                          927          1,016
Allocation of PepsiCo long-term debt                                                   --          2,300
Long-term debt due to third parties                                                 2,284             61
Other liabilities                                                                     315            321
Deferred income taxes                                                                 200            134
Minority interest                                                                     141            112
                                                                                  -------        -------
  TOTAL LIABILITIES                                                                 3,867          3,944
  OWNERS' EQUITY
Owners' net investment                                                              4,150          3,521
Accumulated other comprehensive loss                                                 (222)          (238)
                                                                                  -------        -------
   TOTAL OWNERS' EQUITY                                                             3,928          3,283
                                                                                  -------        -------
      TOTAL LIABILITIES AND OWNERS' EQUITY                                        $ 7,795        $ 7,227
                                                                                  =======        =======



See accompanying notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity Prior to our Separation from PepsiCo and PBG's Initial Public
Offering:

     We financed our capital investments and acquisitions through cash flow from operations and owner contributions prior to our separation from PepsiCo and PBG's initial public offering. Under PepsiCo's centralized cash management system, PepsiCo deposited sufficient cash in our bank accounts to meet our daily obligations, and withdrew excess funds from those accounts. These transactions are included in owners' net investment in our Consolidated Balanced Sheets and Consolidated Statements of Cash Flows.

     Liquidity After PBG's Initial Public Offering:

     Subsequent to PBG's initial public offering, we have financed our capital investments and acquisitions substantially through cash flow from operations. We believe that our future cash flow from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions and other working capital requirements.

     Financing Transactions

     We issued $1.3 billion of 5 5/8% senior notes and $1.0 billion of 5 3/8% senior notes on February 9, 1999, which are guaranteed by PepsiCo. During the second quarter of 1999, we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

     Capital Expenditures

     We have incurred and will require capital for ongoing infrastructure, including acquisitions and investments in developing market opportunities.

- Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $560 million, $507 million and $472 million during 1999, 1998 and 1997, respectively. We believe that capital infrastructure spending will continue to be significant, driven by our investments in the cold drink segment.

- We intend to continue to pursue acquisitions of independent PepsiCo bottlers in the U.S. and Canada, particularly in territories contiguous to our own. These acquisitions will enable us to provide better service to our large retail customers, as well as to reduce costs through economies of scale. We also plan to evaluate international acquisition opportunities as they become available. Cash spending on acquisitions was $176 million, $546 million and $49 million in 1999, 1998 and 1997, respectively.

CASH FLOWS

     Fiscal 1999 Compared to Fiscal 1998

     Net cash provided by operations in 1999 improved to $907 million from $732 million in 1998, due primarily to strong growth in EBITDA and favorable working capital cash flows resulting from the timing of cash payments and our continued focus on working capital management.

     Net cash used for investments was $992 million in 1999 compared to $1,027 million in 1998. In 1999, $176 million was utilized for the acquisition of bottlers in the U.S., Canada and Russia, compared to $546 million in 1998. In addition, we continued to invest heavily in cold drink equipment in North America, resulting in increased capital spending from $507 million in 1998 to $560 million in 1999. Cash used for investments in 1999 also includes $259 million of loans to PBG, which were used by PBG to pay interest, taxes, dividends and share repurchases.

     Net cash provided by financing was $244 million in both 1999 and 1998. In 1999, an increase of owner contributions of $202 million was offset by the net pay-down of $58 million of short-term borrowings and the payment in the first quarter of 1999 of borrowings in Russia related to the purchase of Pepsi International Bottlers, LLC. The proceeds from the issuance of third-party debt of $2.3 billion were used to repay obligations to PepsiCo and fund acquisitions.

     Fiscal 1998 Compared to Fiscal 1997

     Net cash provided by operations in 1998 improved to $732 million from $627 million in 1997 due primarily to the favorable effect of a three-year insurance prepayment to a PepsiCo affiliate in 1997, and our continued focus on working capital management.

     Net cash used for investments was $1,027 million in 1998 compared to $578 million in 1997. In 1998, $546 million was utilized for the acquisition of bottlers and investments in affiliates in the U.S., Canada and Russia, compared to $49 million in 1997. In addition, we continued to increase our investment in cold drink equipment in North America.

     Net cash provided by financing in 1998 reflected normal operating activities, owner contributions and proceeds from short-term borrowings. The total net cash from financing activities in 1998 was $244 million.

MARKET RISKS AND CAUTIONARY STATEMENTS
--------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks including commodity prices, interest rates on our debt and foreign exchange rates.

     Commodity Price Risk

     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate.

      We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain raw materials used in our manufacturing operations. Currently we have various contracts outstanding for aluminum purchases in 2000, which establish our purchase price within defined ranges.

     Interest Rate Risk

     Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited third-party borrowings. We intend to manage our interest rate exposure using both financial derivative instruments and a mix of fixed and floating interest rate debt. During the second quarter of 1999, we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

     Foreign Currency Exchange Rate Risk

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also affect economic growth, inflation, interest rates, government actions and other factors. These changes can cause us to adjust our financing and operating strategies. The discussion below of changes in currency exchange rates does not incorporate these other economic factors. For example, the sensitivity analysis presented in the foreign exchange discussion below does not take into account the possibility that the impact of an exchange rate movement may or may not be offset by the impact of changes in other categories.

     Operations outside the U.S. constitute approximately 15% of our net revenues. As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability. We have not hedged translation risks because cash flows from international operations have generally been reinvested locally, nor historically have we entered into hedges to minimize the volatility of reported earnings. We estimate that a 10% change in foreign exchange rates would affect reported operating income by less than $10 million.

     Foreign exchange gains and losses reflect transaction and translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Russia is considered a highly inflationary economy for accounting purposes and all foreign exchange gains and losses are included in the Consolidated Statements of Operations.

     The table below presents information on contracts outstanding at December 25, 1999:


      in millions

                                                                  NOTIONAL      CARRYING      FAIR
                                                                    AMOUNT       AMOUNT       VALUE
                                                                  --------       --------     ------
     Raw material futures contracts                                  $91            $ -         $ 6
     Raw material options                                             61              1          12
     Interest rate swap                                              100              -          (2)


EURO

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the member countries that instituted the Euro, and we have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment such as vending machines to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on our financial condition or results of operations.


YEAR 2000

     Over the past three years, we have taken a number of steps to minimize any potential disruption from the transition of computerized systems and microprocessors to the Year 2000. Such steps included the inventory and assessment of our key information technology systems, together with any necessary remediation and testing. In addition, we contacted and surveyed suppliers critical to our production process and significant customers as to their compliance status. Finally, we established an Event Management Center to monitor the status of key business processes during and after the year-end crossover. The Center was available to all of our locations and key suppliers and customers in the event of any breakdown in processing.

     We are pleased to report that as a result of these precautions, we experienced no disruption to our business in any of the countries in which we operate. This included no external infrastructure issues such as disruptions to utilities and telecommunications, nor any indication of problems with any of our key suppliers or customers. Our own production and selling activities commenced in the new year as originally scheduled.

     We have spent $51 million in costs directly related to Year 2000 issues. This included $18 million in 1999, $26 million in 1998 and $7 million in 1997. These costs did not necessarily increase our normal level of spending on information technology due to the deferral of other projects that enabled us to focus on Year 2000 remediation. Consequently, in fiscal year 2000, resources dedicated to Year 2000 projects are now being redirected to support initiatives that had previously been postponed. Any carryover costs to fiscal year 2000 for expenses such as the Event Management Center are not expected to be significant.

CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

(in millions)

Fiscal Years Ended December 25, 1999, December 26, 1998 And December 27, 1997

                                                               ACCUMULATED
                                                   OWNERS'        OTHER
                                                     NET      COMPREHENSIVE             COMPREHENSIVE
                                                 INVESTMENT        LOSS         TOTAL    INCOME/(LOSS)
BALANCE AT DECEMBER 28, 1996                     $ 3,230        $  (102)       $ 3,128
   Comprehensive income:
      Net income                                     172             --            172        $   172
      Owner contributions                            118             --            118             --
      Currency translation adjustment                 --            (82)           (82)           (82)
                                                 -------        -------        -------        -------
   Total comprehensive income                                                                 $    90
                                                                                              =======
BALANCE AT DECEMBER 27, 1997                       3,520           (184)         3,336
   Comprehensive loss:
      Net loss                                      (131)            --           (131)       $  (131)
      Owner contributions                            132             --            132             --
      Currency translation adjustment                 --            (35)           (35)           (35)
      Minimum pension liability adjustment            --            (19)           (19)           (19)
                                                 -------        -------        -------        -------
   Total comprehensive loss                                                                   $  (185)
                                                                                              =======
BALANCE AT DECEMBER 26, 1998                       3,521           (238)         3,283
   Comprehensive income:
      Net income                                     273             --            273        $   273
      Owner contributions                            356             --            356             --
      Currency translation adjustment                 --             (3)            (3)            (3)
      Minimum pension liability adjustment            --             19             19             19
                                                 -------        -------        -------        -------
   Total comprehensive income                                                                 $   289
                                                                                              =======
BALANCE AT DECEMBER 25, 1999                     $ 4,150        $  (222)       $ 3,928
                                                 =======        =======        =======

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular dollars in millions

NOTE 1 -- BASIS OF PRESENTATION

     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. For the periods presented prior to our formation, we were an operating unit of PepsiCo, Inc ("PepsiCo").

     PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 36.7% as a result of net repurchases of 5.3 million shares under its share repurchase program.

     In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%, giving PepsiCo economic ownership of 41.2% of PBG's combined operations.

     The accompanying Consolidated Financial Statements include information that has been presented on a "carve-out" basis for the periods prior to PBG's initial public offering and our formation. This information includes the historical results of operations and assets and liabilities directly related to Bottling LLC, and has been prepared from PepsiCo's historical accounting records.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Our preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from our estimates.

     BASIS OF CONSOLIDATION The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.

     FISCAL YEAR Our fiscal year ends on the last Saturday in December and, as a result, a fifty-third week is added every five or six years. Fiscal years 1999, 1998 and 1997 consisted of 52 weeks. Fiscal year 2000 will have 53 weeks.

     REVENUE RECOGNITION We recognize revenue when goods are delivered to customers. Sales terms do not allow a right of return unless product freshness dating has expired. Reserves for returned product were $2 million at fiscal year-end 1999, 1998 and 1997, respectively.

     ADVERTISING AND MARKETING COSTS We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs in the year incurred. Advertising and marketing costs were $298 million, $233 million and $210 million in 1999, 1998 and 1997, respectively.

     BOTTLER INCENTIVES PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media and advertising support. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as a reduction of selling, delivery and administrative expenses. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs and is recorded as an adjustment to net revenues. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded as a reduction to selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses. There are no conditions or other requirements that could result in a repayment of marketing support received.

     The total bottler incentives we received from PepsiCo and other brand owners were $563 million, $536 million and $463 million for 1999, 1998 and 1997, respectively. Of these amounts, we recorded $263 million, $247 million and $235 million for 1999, 1998 and 1997, respectively, in net revenues, and the remainder as a reduction to selling, delivery and administrative expenses. The amount of our bottler incentives received from PepsiCo was more than 90% of our bottler incentives in each of the three years, with the balance received from the other brand owners.

     STOCK-BASED EMPLOYEE COMPENSATION We measure stock-based compensation expense in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of PBG's common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant.

     CASH EQUIVALENTS Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.

     INVENTORIES We value our inventories at the lower of cost computed on the first-in, first-out method or net realizable value.

     PROPERTY, PLANT AND EQUIPMENT We state property, plant and equipment ("PP&E") at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair-market value, which then becomes the new cost basis.

     INTANGIBLE ASSETS Intangible assets include both franchise rights and goodwill arising from the allocation of the purchase price of businesses acquired. Goodwill represents the residual purchase price after allocation of all identifiable net assets. Franchise rights and goodwill are evaluated at the date of acquisition and amortized on a straight-line basis over their estimated useful lives, which in most cases is between 20 to 40 years.

     RECOVERABILITY OF LONG-LIVED ASSETS We review all long-lived assets, including intangible assets, when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, we write down an impaired asset to its estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     INCOME TAXES We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates will pay taxes in their respective jurisdictions and will record the appropriate deferred tax results in consolidation. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. With the exception of one of our subsidiaries for which we have recorded deferred taxes in our Consolidated Financial Statements, deferred taxes associated with our U.S. operations are recorded directly by our owners.

     MINORITY INTEREST PBG has direct minority ownership in one of our subsidiaries. PBG's share of combined income or loss and assets and liabilities in the subsidiary is accounted for as minority interest.

     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT We use futures contracts and options on futures to hedge against the risk of adverse movements in the price of certain commodities used in the manufacture of our products. In order to qualify for deferral hedge accounting of unrealized gains and losses, such instruments must be designated and effective as a hedge of an anticipatory transaction. Changes in the value of instruments that we use to hedge commodity prices are highly correlated to the changes in the value of the purchased commodity.

     We review the correlation and effectiveness of these financial instruments on a periodic basis. Gains and losses on futures contracts that are designated and effective as hedges of future commodity purchases are deferred and included in the cost of the related raw materials when purchased. Financial instruments that do not meet the criteria for hedge accounting treatment are marked-to-market with the resulting unrealized gain or loss recorded as other income and expense within selling, delivery and administrative expenses. Realized gains and losses that result from the early termination of financial instruments used for hedging purposes are deferred and are included in cost of sales when the anticipated transaction actually occurs. Premiums paid for the purchase of options on futures are recorded as a prepaid expense in the Consolidated Balance Sheets and are amortized as an adjustment to cost of sales over the duration of the option contract.

     From time to time, we utilize interest rate swaps to hedge our exposure to fluctuations in interest rates. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the accompanying Consolidated Balance Sheets as a receivable or payable within the appropriate current asset or liability caption. If we terminate an interest rate swap position, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify, or would be recognized immediately if the underlying debt instrument was settled prior to maturity.

     FOREIGN EXCHANGE GAINS AND LOSSES We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign exchange gains and losses reflect transaction and translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Russia is considered a highly inflationary economy for accounting purposes and we include all foreign exchange gains and losses in the Consolidated Statements of Operations.

     NEW ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133, and have not yet made a determination of the impact on our financial position or results of operations.

     In July 1999, the FASB issued Statement of Financial Accounting Standard 137, delaying the implementation of SFAS 133 for one year. SFAS 133 will now be effective for our first quarter of fiscal year 2001.

NOTE 3 -- COMPARABILITY OF RESULTS

     For the periods prior to PBG's initial public offering and the formation of Bottling LLC, our Consolidated Financial Statements have been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity for all periods presented. These costs include an allocation of PepsiCo corporate overhead and interest expense.

- We included corporate overhead related to PepsiCo's corporate administrative functions based on a specific identification of PepsiCo's administrative costs relating to the bottling operations and, to the extent that such identification was not practicable, based upon the percentage of our revenues to PepsiCo's consolidated net revenues. These costs are included in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

- We allocated $2.3 billion of PepsiCo debt to our business. We charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year.

         The amounts, by year, of the historical allocations described above are as follows:

                                                              1999*            1998             1997
                                                              -----            ----             ----
         Corporate overhead expense                           $  3             $ 40             $ 42
         Interest expense                                     $ 16             $147             $143
         PepsiCo weighted-average interest rate                5.8%             6.4%             6.2%
         * Prior to PBG's initial public offering

NOTE 4 -- UNUSUAL IMPAIRMENT AND OTHER CHARGES AND CREDITS

                                                               1999               1998
                                                               ----               ----
         Non-cash compensation charge                          $  45             $  --
         Vacation policy change                                  (53)               --
         Asset impairment and restructuring charges               (8)              222
                                                               -----             -----
                                                               $ (16)            $ 222
                                                               =====             =====

The 1999 unusual items comprise the following:

- In connection with the completion of PBG's initial public offering and the formation of Bottling LLC, PepsiCo vested substantially all non-vested PepsiCo stock options held by our employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

- Employees will now earn vacation time evenly throughout the year based upon service rendered. Previously, employees were fully vested for the current year at the beginning of each year. As a result of this change, we have reversed an accrual of $53 million into income.

- In the fourth quarter, $8 million of the remaining 1998 restructuring reserves was reversed into income, as actual costs incurred to renegotiate manufacturing and leasing contracts in Russia and to reduce the number of employees were less than the amounts originally estimated.

The 1998 unusual items comprise the following:

- A fourth-quarter charge of $212 million for asset impairment of $194 million and other charges of $18 million related to the restructuring of our Russian bottling operations. The economic turmoil in Russia, which accompanied the devaluation of the ruble in August 1998, had an adverse impact on our operations. Consequently, in the fourth quarter we experienced a significant drop in demand, resulting in lower net revenues and increased operating losses. Additionally, since net revenues in Russia are denominated in rubles, whereas a substantial portion of costs and expenses at that time were denominated in U.S. dollars, our operating margins were further eroded. In response to these conditions, we reduced our cost structure primarily through closing four of our 26 distribution facilities, renegotiating manufacturing and leasing contracts and reducing the number of employees, primarily in sales and operations, from approximately 4,500 to 2,000. We also evaluated the resulting impairment of long-lived assets, triggered by the reduction in utilization of assets caused by the lower demand, the adverse change in the business climate and the expected continuation of operating losses and cash deficits in that market. The impairment charge reduced the net book value of these assets from $245 million to $51 million, their estimated fair market value based primarily on values paid for similar assets in Russia.

         A fourth-quarter charge of $10 million for employee-related and other costs, mainly relocation and severance, resulting from the separation of Pepsi-Cola North America's concentrate and bottling organizations.

         At year-end 1999, $3 million remained in accounts payable and other current liabilities relating to remaining lease termination costs on facilities and employee costs to be paid in 2000.

NOTE 5 -- INVENTORIES

                                                                                   1999           1998
                                                                                   ----           ----
         Raw materials and supplies                                                $110           $120
         Finished goods                                                             183            176
                                                                                   ----           ----
                                                                                   $293           $296
                                                                                   ====           ====

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                 1999           1998
                                                                                -------        -------
         Land                                                                   $   145        $   151
         Buildings and improvements                                                 852            813
         Production and distribution equipment                                    2,112          1,989
         Marketing equipment                                                      1,596          1,368
         Other                                                                       84             95
                                                                                -------        -------
                                                                                  4,789          4,416
         Accumulated depreciation                                                (2,571)        (2,361)
                                                                                -------        -------
                                                                                $ 2,218        $ 2,055
                                                                                =======        =======

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

         Building and improvements                                                        20-33 years
         Production equipment                                                             10 years
         Distribution equipment                                                           5-8 years
         Marketing equipment                                                              3-7 years

NOTE 7 -- INTANGIBLE ASSETS, NET

                                                                                  1999          1998
                                                                                -------        -------
         Franchise rights and other identifiable intangibles                    $ 3,565        $ 3,460
         Goodwill                                                                 1,582          1,539
                                                                                -------        -------
                                                                                  5,147          4,999
         Accumulated amortization                                                (1,328)        (1,193)
                                                                                -------        -------
                                                                                $ 3,819        $ 3,806
                                                                                =======        =======

         Identifiable intangible assets arise principally from the allocation of the purchase price of businesses acquired, and consist primarily of territorial franchise rights. Our franchise rights are typically perpetual in duration, subject to compliance with the underlying franchise agreement. We assign amounts to such identifiable intangibles based on their estimated fair value at the date of acquisition. Goodwill represents the residual purchase price after allocation to all identifiable net assets.

NOTE 8 -- NOTES RECEIVABLE FROM PBG, INC.

         During 1999, we lent PBG $259 million through a series of notes at a 7.2% interest rate. The notes mature on April 19, 2005, and were used by PBG to pay interest, taxes, dividends and share repurchases.

NOTE 9 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES


                                                                                             1999                      1998
                                                                                             ----                      ----
         Accounts payable                                                                    $334                      $328
         Accrued compensation and benefits                                                    147                       174
         Trade incentives                                                                     201                       163
         Accrued interest                                                                      43                        --
         Other current liabilities                                                            179                       239
                                                                                             ----                      ----
                                                                                             $904                      $904
                                                                                             ====                      ====


NOTE 10 -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT


                                                                                             1999                      1998
                                                                                            -----                     -----
Short-term borrowings
     Current maturities of long-term debt                                                  $   10                    $   48
     Borrowings under lines of credit                                                          13                        64
                                                                                           ------                    ------
                                                                                           $   23                    $  112
                                                                                           ======                    ======
Long-term debt due to third parties
     5 5/8% senior notes due 2009                                                          $1,300                    $   --
     5 3/8% senior notes due 2004                                                           1,000                        --
     Other                                                                                     13                       102
                                                                                           ------                    ------
                                                                                            2,313                       102
     Capital lease obligations                                                                  2                         7
                                                                                           ------                    ------
                                                                                            2,315                       109
     Less: Unamortized discount                                                                21                        --
           Current maturities of long-term debt                                                10                        48
                                                                                           ------                    ------
                                                                                           $2,284                    $   61
                                                                                           ======                    ======
Allocation of PepsiCo long-term debt                                                       $   --                    $2,300
                                                                                           ======                    ======

         Maturities of long-term debt as of December 25, 1999 are: 2000 -- $9 million, 2001 -- $1 million, 2002 -- $0, 2003 -- $0, 2004 -- $1,000 million and thereafter, $1,303 million.

         The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes were issued on February 9, 1999, and are guaranteed by PepsiCo. During the second quarter we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

         We allocated $2.3 billion of PepsiCo long-term debt in our financial statements prior to issuing the senior notes referred to above. Our interest expense includes the related allocated interest expense of $16 million in 1999, $147 million in 1998 and $143 million in 1997, and is based on PepsiCo's weighted-average interest rate of 5.8%, 6.4% and 6.2% in 1999, 1998 and 1997, respectively.

         We have available short-term bank credit lines of approximately $121 million and $95 million at December 25, 1999 and December 26, 1998, respectively. These lines are denominated in various foreign currencies to support general operating needs in their respective countries. The weighted-average interest rate of these lines of credit outstanding at December 25, 1999, December 26, 1998 and December 27, 1997 was 12.0%, 8.7% and 8.6%,
respectively.

         On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

         Amounts paid to third parties for interest were $74 million, $20 million and $21 million in 1999, 1998 and 1997, respectively. In 1998 and 1997, allocated interest expense was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

NOTE 11 -- LEASES

         We have noncancellable commitments under both capital and long-term operating leases. Capital and operating lease commitments expire at various dates through 2023. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

         Our future minimum commitments under noncancellable leases are set forth below:


                                                                                            COMMITMENTS
                                                                                            -----------
                                                                                       CAPITAL        OPERATING
                                                                                       -------        ---------
         2000                                                                            $  1            $ 33
         2001                                                                              --              29
         2002                                                                              --              25
         2003                                                                              --              14
         2004                                                                              --              12
         Later years                                                                        3              58
                                                                                         ----            ----
                                                                                         $  4            $171
                                                                                         ====            ====

         At December 25, 1999, the present value of minimum payments under capital leases was $2 million, after deducting $2 million for imputed interest. Our rental expense was $55 million, $45 million and $35 million for 1999, 1998 and 1997, respectively.

NOTE 12 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         As of December 25, 1999, our use of derivative instruments was limited to interest rate swaps entered into with financial institutions, and commodity futures and option contracts traded on national exchanges. Our corporate policy prohibits the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

         FAIR VALUE Financial assets with carrying values approximating fair value include cash and cash equivalents and trade accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to the short maturity of our financial assets and liabilities and since interest rates approximate fair value for short-term debt.

         Long-term debt at December 25, 1999 has a carrying value and fair value of $2.3 billion and $2.1 billion, respectively.

         COMMODITY PRICES We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain raw materials used in our manufacturing operations.

         Deferred gains and losses at year-end 1999 and 1998, as well as gains and losses recognized as part of the cost of sales in 1999, 1998 and 1997, were not significant. At year-end 1999 and 1998, we had commodity contracts involving notional amounts of $152 million and $71 million outstanding, respectively. These notional amounts do not represent amounts exchanged by the parties and thus are not a measure of our exposure; rather, they are used as the basis to calculate the amounts due under the agreements.

         INTEREST RATE RISK Prior to PBG's initial public offering and our formation, we had minimal external interest rate risk to manage. Subsequent to this offering, as interest rate risk has grown, we have begun to manage interest rate exposure through the use of an interest rate swap, which converted 4% of our fixed-rate debt to floating-rate debt. Credit risk from the swap agreement is dependent both on the movement in interest rates and the possibility of non-payment by the swap counterparty. We mitigate credit risk by only entering into swap agreements with high credit-quality counterparties and by netting swap payments within each contract.

                                                                   AT DECEMBER 25, 1999
                                                            ---------------------------------
                                                            NOTIONAL     CARRYING     FAIR
                                                             AMOUNT       AMOUNT      VALUE
                                                            --------     --------     -----
         Raw material futures contracts                       $ 91         $ --        $  6
         Raw material options                                   61            1          12
         Interest rate swap                                    100           --          (2)

NOTE 13 -- PENSION AND POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS

        Prior to PBG's initial public offering and the formation of Bottling LLC, our U.S. employees participated in PepsiCo sponsored noncontributory defined benefit pension plans, which covered substantially all full-time salaried employees, as well as most hourly employees. In conjunction with the offering and our formation, we assumed the sponsorship of the PepsiCo plan covering most hourly employees and established a plan for the salaried employees mirroring the PepsiCo-sponsored plan. In 2000, the related pension assets will be transferred from the PepsiCo trust to a separate trust for our pension plans.

        Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of our qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit pension plans for our operations outside the U.S. was not significant.

POSTRETIREMENT BENEFITS

        PepsiCo has historically provided postretirement health care benefits to eligible retired employees and their dependents, principally in the United States. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing. With PBG's initial public offering and our formation, we have assumed the related obligations from PepsiCo for our employees, as we are providing benefits similar to those previously provided by PepsiCo.

                                                                                       PENSION
                                                                              ------------------------
Components of net periodic benefit costs:                                     1999      1998      1997
                                                                              ----      ----      ----
         Service cost                                                         $ 30      $ 24      $ 22
         Interest cost                                                          42        37        35
         Expected return on plan assets                                        (49)      (45)      (41)
         Amortization of transition asset                                       --        (2)       (4)
         Amortization of net loss                                                4        --        --
         Amortization of prior service amendments                                5         4         4
                                                                              ----      ----      ----
         Net periodic benefit cost                                              32        18        16
         Settlement loss                                                        --         1        --
                                                                              ----      ----      ----
         Net periodic benefit cost including settlements                      $ 32      $ 19      $ 16
                                                                              ====      ====      ====

                                                                                   POSTRETIREMENT
                                                                              ------------------------
Components of net periodic benefit costs:                                     1999      1998      1997
                                                                              ----      ----      ----
         Service cost                                                         $  4      $  4      $  3
         Interest cost                                                          12        12        15
         Amortization of prior service amendments                               (5)       (5)       (5)
                                                                              ----      ----      ----
         Net periodic benefit cost                                            $ 11      $ 11      $ 13
                                                                              ====      ====      ====

         We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

                                                                 PENSION                   POSTRETIREMENT
                                                            ----------------              ----------------
Changes in the benefit obligation:                          1999       1998                1999      1998
                                                            -----      -----               -----     -----
         Obligation at beginning of year                    $ 648      $ 545               $ 187     $ 164
         Service cost                                          30         24                   4         4
         Interest cost                                         42         37                  12        12

         Plan amendments                                        3                  5                 --                 --
         Actuarial (gain)/loss                                (57)                78                 14                 19
         Benefit payments                                     (38)               (36)               (11)               (12)
         Acquisitions and other                                19                 --                 --                 --
         Settlement gain                                       --                 (5)                --                 --
                                                            -----              -----              -----              -----
         Obligation at end of year                          $ 647              $ 648              $ 206              $ 187
                                                            =====              =====              =====              =====

                                                                       PENSION                          POSTRETIREMENT
                                                               -----------------------              ----------------------
Changes in the fair value of assets:                           1999               1998              1999             1998
                                                               -----              -----              ---             -----
         Fair value at beginning of year                       $ 541              $ 602              $--              $--
         Actual return on plan assets                             85                (26)              --               --
         Employer contributions                                   --                  5               11               12
         Benefit payments                                        (38)               (36)             (11)             (12)
         Acquisitions and other                                    9                 --               --               --
         Settlement gain                                          --                 (4)              --               --
                                                               -----              -----              ---             ----
         Fair value at end of year                             $ 597              $ 541              $--              $--
                                                               =====              =====              ===             ====

         Selected information for the plans with accumulated benefit obligations in excess of plan assets:

                                                                                       PENSION                 POSTRETIREMENT
                                                                                 ------------------         -------------------
                                                                                 1999          1998          1999          1998
                                                                                 ----          ----          ----          ----
         Projected benefit obligation                                           $ (32)        $(648)        $(206)        $(187)
         Accumulated benefit obligation                                           (12)         (575)         (206)         (187)
         Fair value of plan assets                                                 --           541            --            --

         Funded status recognized on the Consolidated Balance Sheets:

                                                                            PENSION                     POSTRETIREMENT
                                                                     ---------------------          ----------------------
                                                                     1999            1998            1999            1998
                                                                     -----           -----           -----           -----
         Funded status at end of year                                $ (50)          $(107)          $(206)          $(187)
         Unrecognized prior service cost                                33              34             (17)            (22)
         Unrecognized (gain)/loss                                      (14)             84              35              20
         Unrecognized special termination benefits                      (2)             (2)             --              --
         Employer contributions                                         --              --               3              --
         Unrecognized transition asset                                  --              (1)             --              --
                                                                     -----           -----           -----           -----
         Net amounts recognized                                      $ (33)          $   8           $(185)          $(189)
                                                                     =====           =====           =====           =====

         The weighted-average assumptions used to compute the above information are set forth below:

                                                                                                 PENSION
                                                                                ------------------------------------------
                                                                                1999               1998               1997
                                                                                ----               ----               ----
         Discount rate for benefit obligation                                     7.8%               6.8%               7.2%
         Expected return on plan assets                                          10.0               10.0               10.0
         Rate of compensation increase                                            4.3                4.8                4.8

                                                                                               POSTRETIREMENT
                                                                                ------------------------------------------
                                                                                 1999               1998               1997
                                                                                 ----               ----               ----
         Discount rate for benefit obligation                                    7.8%               6.9%               7.4%

COMPONENTS OF PENSION ASSETS

         The pension plan assets are principally invested in stocks and bonds.

HEALTH CARE COST TREND RATES

         We have assumed an average increase of 6.0% in 2000 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.5% in 2005 and thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following effects:

                                                                                               1%         1%
                                                                                            INCREASE   DECREASE
                                                                                            --------   --------
Effect on total fiscal year 1999 service and interest cost components                          $ 1       $(1)
Effect on fiscal year 1999 accumulated postretirement benefit obligation                         6        (6)

OTHER EMPLOYEE BENEFIT PLANS

         In the fourth quarter of 1999, we contributed $16 million to a defined contribution plan as a one-time payment for the benefit of management employees. The amount was based on full-year 1999 performance and included other incentive-related features.

         We implemented a matching company contribution to our 401(k) plan to begin in 2000. The match will be made in PBG stock and the amount will depend upon the employee's contribution and years of service. We anticipate that the matching company contribution will cost approximately $12 million in fiscal year 2000.


NOTE 14 -- EMPLOYEE STOCK OPTION PLANS

         In connection with the completion of PBG's initial public offering and the formation of Bottling LLC, PepsiCo vested substantially all non-vested PepsiCo stock options held by our employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

         Also at the time of PBG's initial public offering and our formation, PBG issued a one-time founders' grant of options to all of our full-time non-management employees to purchase 100 shares of PBG stock. These options have an exercise price equal to PBG's initial public offering price of $23 per share, are exercisable after three years, and expire in 10 years. At December 25, 1999, approximately 3 million options were outstanding.

         In addition, we have adopted a long-term incentive stock option plan for middle and senior management employees. PBG issued an option grant to our middle and senior management employees that varied according to salary and level. These options' exercise prices range from $19.25 per share to $23 per share and, with the exception of PBG's chairman's options, are exercisable after three years and expire in 10 years. PBG's chairman's options are exercisable ratably over the three years following PBG's initial public offering date. At December 25, 1999, approximately 8.2 million options were outstanding.

        The following table summarizes option activity during 1999:

                                                                              1999
                                                                     ---------------------------
                                                                               WEIGHTED- AVERAGE
(OPTIONS IN MILLIONS)                                                OPTIONS     EXERCISE PRICE
                                                                     ------    -----------------
Outstanding at beginning of year                                          --         $   --
     Granted                                                            12.1          22.98
     Exercised                                                            --             --
     Forfeited                                                          (0.9)         23.00
                                                                      ------         ------
Outstanding at end of year                                              11.2         $22.98
                                                                      ======         ======
Exercisable at end of year                                                --         $   --
                                                                      ======         ======
Weighted-average fair value of options granted during the year                       $10.29
                                                                                     ======

         We adopted the disclosure provisions of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation," but continue to measure stock-based compensation cost in accordance with the Accounting Principles Board Opinion 25 and its related interpretations. If we had measured compensation cost for the stock options granted to our employees in 1999 under the fair value based method prescribed by SFAS 123, net income would have been changed to the pro forma amounts set forth below:

                                                                  1999
                                                                  ----
         Net Income
           Reported                                               $273
           Pro forma                                               244

         The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                  1999
                                                                  ----
         Risk-free interest rate                                  5.8%
         Expected life                                         7 years
         Expected volatility                                       30%
         Expected dividend yield                                 0.09%

NOTE 15 -- INCOME TAXES

         We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. In 1999, we had a current tax expense of $4 million. Our tax benefit for 1998 was $1 million and our 1997 tax expense was $1 million. These amounts were comprised of current tax expenses of $4 million and $3 million and deferred tax benefits of $5 million and $2 million in 1998 and 1997, respectively.


                The details of our 1999 and 1998 deferred tax liabilities (assets) are set forth below:

                                                                        1999          1998
                                                                        -----         -----
Intangible assets and property, plant and equipment                     $ 191         $ 131
Other                                                                       3            17
                                                                        -----         -----
Gross deferred tax liabilities                                            194           148
                                                                        -----         -----

Foreign net operating loss carryforwards                                 (132)         (123)
Various liabilities and other                                             (26)          (26)
                                                                        -----         -----
Gross deferred tax assets                                                (158)         (149)
Deferred tax asset valuation allowance                                    147           135
                                                                        -----         -----
Net deferred tax assets                                                   (11)          (14)
                                                                        -----         -----

Net deferred tax liability                                              $ 183         $ 134
                                                                        =====         =====

Included in:
Prepaid expenses, deferred income taxes and other current assets        $ (17)        $  --
Deferred income taxes                                                     200           134
                                                                        -----         -----
                                                                        $ 183         $ 134
                                                                        =====         =====

         We have net operating loss carryforwards totaling $465 million at December 25, 1999, which are available to reduce future taxes in Spain, Greece and Russia. Of these carryforwards, $37 million expire in 2000 and $428 million expire at various times between 2001 and 2006. We have established a full valuation allowance for these net operating loss carryforwards based upon our projection that these losses will expire before they can be used.

         Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have increased by $12 million and $55 million in 1999 and 1998, respectively.

         Amounts paid to taxing authorities for income taxes were $3 million in 1999. In 1998 and 1997 our allocable share of income taxes was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

NOTE 16 -- GEOGRAPHIC DATA

         We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We do business in 41 states and the District of Columbia in the U.S. Outside the U.S., we do business in eight Canadian provinces, Spain, Greece and Russia.

                                                                                                  NET REVENUES
                                                                                       ---------------------------------
                                                                                          1999        1998       1997
                                                                                         ------      ------     ------
         U.S                                                                             $6,352      $5,886     $5,584
         Other countries                                                                  1,153       1,155      1,008
                                                                                         ------      ------     ------
                                                                                         $7,505      $7,041     $6,592
                                                                                         ======      ======     ======

                                                                                                 LONG-LIVED ASSETS
                                                                                        ---------------------------------
                                                                                         1999          1998          1997
                                                                                        ------        ------        ------
         U.S                                                                            $5,398        $5,024        $4,918
         Other countries                                                                   987           980           934
                                                                                        ------        ------        ------
                                                                                        $6,385        $6,004        $5,852
                                                                                        ======        ======        ======

        We have included in other assets on the Consolidated Balance Sheets $2 million, $1 million and $64 million of investments in joint ventures at December 25, 1999, December 26, 1998 and December 27, 1997, respectively. Our equity loss in such joint ventures was $0 million, $5 million and $12 million in 1999, 1998 and 1997, respectively, which is included in selling, delivery and administrative expenses.

NOTE 17 -- RELATIONSHIP WITH PEPSICO

        At the time of PBG's initial public offering, PBG entered into a number of agreements with PepsiCo. Although we are not a direct party to these agreements, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern the relationship with PepsiCo:

         (1) the master bottling agreement for cola beverages bearing the "Pepsi-Cola" and "Pepsi" trademark, including Pepsi, Diet Pepsi and Pepsi ONE in the United States; bottling and distribution agreements for non-cola products in the United States, including Mountain Dew; and a master fountain syrup agreement in the United States;

         (2) agreements similar to the master bottling agreement and the non-cola agreements for each specific country, including Canada, Spain, Greece and Russia, as well as a fountain syrup agreement similar to the master syrup agreement for Canada;

         (3) a shared services agreement whereby PepsiCo provides us with certain administrative support, including procurement of raw materials, transaction processing, such as accounts payable and credit and collection, certain tax and treasury services, and information technology maintenance and systems development. Beginning in 1998, a PepsiCo affiliate has provided casualty insurance to us; and

         (4) transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ending on or before PBG's initial public offering and our formation.

                  PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In addition, PepsiCo has agreed to use their best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice.

        We purchase concentrate from PepsiCo that is used in the production of carbonated soft drinks and other ready-to-drink beverages. We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. We reflect such purchases in cost of sales.

        We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of marketing support to promote its beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investment and shared media expense. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as a reduction of selling, delivery and administrative expense.

        We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. We pay a royalty fee to PepsiCo for the AQUAFINA trademark.

        The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                                   1999            1998            1997
                                                                                   ----            ----            ----
         Net revenue                                                             $   236         $   228         $   216
         Cost of sales                                                            (1,488)         (1,396)         (1,235)
         Selling, delivery and administrative expenses                               285             260             254

         We are not required to make any minimum fees or payments to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements. There are no conditions or requirements that could result in the repayment of any marketing support payments received by us from PepsiCo.

         Net amounts payable to PepsiCo and its affiliates were $5 million and $23 million at December 25, 1999 and December 26, 1998, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

NOTE 18 -- CONTINGENCIES

         We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

NOTE 19 -- ACQUISITIONS

         During 1999 and 1998, we acquired the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several independent PepsiCo franchise bottlers. These acquisitions were accounted for by the purchase method. During 1999, the following acquisitions occurred for an aggregate purchase price of $185 million in cash and assumed debt:

-        Jeff Bottling Company, Inc. of New York in January.

- Pepsi-Cola General Bottlers of Princeton, Inc. and Pepsi-Cola General Bottlers of Virginia, Inc. of West Virginia and Virginia in March.

-        Pepsi-Cola General Bottlers of St. Petersburg, Russia in March.

-        Leader Beverage Corporation of Connecticut in April.

-        Guillemette & Frere, Ltee. of Quebec, Canada in September.

-        The Pepsi-Cola Bottling Company of Bainbridge, Inc. of Georgia in
         December.

        During 1998, the following acquisitions occurred for an aggregate cash purchase price of $546 million:

- The remaining 75% interest in our Russian bottling joint venture, Pepsi International Bottlers, LLC in February.

-        Gray Beverages, Inc. of Alberta and British Columbia, Canada in May.

-        Pepsi-Cola Allied Bottlers, Inc. of New York and Connecticut in
         November.

         The 1999 and 1998 aggregate purchase price exceeded the fair value of net assets acquired, by approximately $174 million and $474 million, respectively. The excess was recorded in intangible assets.

         The following table presents our unaudited pro forma consolidated results and the acquisitions noted above as if they had occurred at the beginning of the year in which they were acquired. The pro forma information does not necessarily represent what the actual results would have been for these periods and is not intended to be indicative of future results.

                                                                                     Unaudited
                                                                                     ---------
                                                                                 1999           1998
                                                                                 ----           ----
         Pro forma net revenues                                                 $ 7,522        $ 7,248
                                                                                =======        =======

         Pro forma net income (loss)                                            $   272        $  (120)
                                                                                =======        =======

NOTE 20 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST          SECOND              THIRD           FOURTH
         1999                                  QUARTER         QUARTER            QUARTER          QUARTER            FULL YEAR
         ----                                  -------         -------            -------          -------            ---------
         Net revenues                          $1,452          $1,831             $2,036            $2,186              $7,505
         Gross profit                             617             785                874               933               3,209
         Operating income                          42              92(1)             205                73(2)              412
         Net income                                12              55                171                35                 273

                                                FIRST          SECOND              THIRD           FOURTH
         1998                                  QUARTER         QUARTER            QUARTER          QUARTER            FULL YEAR
         ----                                  -------         -------            -------           -------           ---------
         Net revenues                         $ 1,340         $ 1,686            $ 1,963           $ 2,052             $ 7,041
         Gross profit                             563             696                794               807               2,860
         Operating income (loss)                   39             103                156              (243)(3)              55
         Net income (loss)                          2              63                109              (305)               (131)


(1)      Includes a $45 million non-cash compensation charge.

(2) Includes $61 million of income for vacation policy changes and restructuring accrual reversal.

(3)      Includes $222 million for asset impairment and restructuring costs.


The first, second and third quarters of each year consist of 12 weeks, while the fourth quarter consists of 16 weeks. See Note 4 of the Consolidated Financial Statements for further information regarding unusual impairment and other charges and credits included in the table above.

                        REPORT OF INDEPENDENT AUDITORS

Owners of
Bottling Group, LLC

     We have audited the accompanying Consolidated Balance Sheets of Bottling Group, LLC as of December 25, 1999 and December 26, 1998 and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for each of the fiscal years in the three-year period ended December 25, 1999. These Consolidated Financial Statements are the responsibility of management of Bottling Group, LLC. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC as of December 25, 1999 and December 26, 1998, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 25, 1999, in conformity with generally accepted accounting principles.



 /s/ KPMG LLP

New York, New York
January 25, 2000







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. MANAGING DIRECTORS AND EXECUTIVE OFFICERS OF BOTTLING LLC

         The name, age and background of each of the Bottling LLC's Managing Directors is set forth below:

JOHN T. CAHILL.  See Item 4, above.

PAMELA C. MCGUIRE, 52, is a Managing Director of Bottling LLC. She is also the Senior Vice President, General Counsel and Secretary of PBG. She was the Vice President and Division Counsel of the Pepsi-Cola Company from 1989 to March 1998, at which time she was named its Vice President and Associate General Counsel. Ms. McGuire joined PepsiCo in 1977 and held several other positions in its legal department through 1989.

MATTHEW M. MCKENNA, 49, is a Managing Director of Bottling LLC. He is also the Senior Vice President and Treasurer of PepsiCo. Prior to becoming Senior Vice President and Treasurer, he served as PepsiCo's Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

         Pursuant to Item 401(b) of Regulation S-K, the executive officers of Bottling LLC are reported in Part I of this Report. Executive officers are elected by the Managing Directors of Bottling LLC, and their terms of office continue until their successors are appointed and qualified or until their earlier resignation or removal. There are no family relationships among our executive officers. Managing Directors are elected by a majority of owners of Bottling LLC and their terms of office continue until their successors are appointed and qualified or until their earlier resignation or removal, resignation, death or disability.

ITEM 11. EXECUTIVE COMPENSATION

         Summary of Cash and Certain Other Compensation. The following table provides information on compensation earned and stock options awarded for the years indicated by PBG to Bottling LLC's Chief Executive Officer and the two other executive officers of Bottling LLC as of the end of the 1999 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers. Amounts shown include compensation paid or awarded to the named executive officers for periods prior to the initial public offering.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM COMPENSATION
                                                     ANNUAL COMPENSATION                               AWARDS
                                     ---------------------------------------------------   -----------------------------
                                                                                            SECURITIES
                                                                                              UNDER-
                                                                            OTHER ANNUAL       LYING         ALL OTHER
NAME AND PRINCIPAL                                                          COMPENSATION      OPTIONS      COMPENSATION
POSITION                             YEAR     SALARY ($)      BONUS ($)         ($)            (#)(1)           ($)
------------------                   ----     ----------    ------------    ------------   ------------    -------------
Craig E. Weatherup                   1999     $  800,000     $1,200,000      $168,143(2)    1,086,957      $   12,411(3)
Principal Executive Officer          1998        792,307        844,000       131,182         156,486          11,698

John T. Cahill                       1999        468,077        531,250         7,608         264,130       1,000,000(4)
Principal Financial Officer          1998        357,577        237,500         7,065          51,490              --
and Managing Director

Peter A. Bridgman                    1999        241,000        206,250         5,831          97,826         500,000(4)
Principal Accounting Officer         1998        211,846         83,570         5,830          25,058              --


(1) Represents "Founders' Grant" stock options awarded March 30, 1999 and PepsiCo stock options awarded in 1998.

(2) This amount includes, but is not limited to, benefits from the use of corporate transportation and reimbursement for appropriate tax-related expenses.

(3) This amount includes $11,526 in preferential earnings on income deferred by Mr. Weatherup. In order to earn a preferential return, Mr. Weatherup elected a risk feature under which, if he terminated his employment, he would forfeit all his deferred income. In addition, this amount includes $885, which reflects a portion of the annual cost of a life insurance policy on the life of Mr. Weatherup paid for by PBG. If Mr. Weatherup dies while employed by the Company, the Company is reimbursed for its payments from the proceeds of the policy.

(4) This amount reflects a one-time supplemental executive incentive compensation award (under the Executive Incentive Compensation Plan) to recognize key managers for superior business results, to ensure management continuity and a smooth transition as a public company. The cash amount was paid into a defined contribution trust by the Company and invested in PBG Common Stock to strengthen the link between compensation and value creation for PBG shareholders. Generally, in order for the executive officer to receive payment of the award, he or she must remain employed by the Company through the vesting date of March 30, 2003. Mr. Weatherup did not receive this supplemental award.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         PBG holds 92.9% and PepsiCo indirectly holds 7.1% of the ownership in Bottling LLC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Although Bottling LLC is not a direct party to the following transactions, as the principal operating subsidiary of PBG, it derives certain benefits from them. Accordingly, set forth below is information relating to certain transactions between PBG and PepsiCo.

         STOCK OWNERSHIP AND DIRECTOR RELATIONSHIPS WITH PEPSICO. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. At February 22, 2000, PepsiCo's ownership represented 36.9% of the outstanding common stock and 100% of the outstanding Class B common stock together representing 45% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary, giving PepsiCo economic ownership of 41.4% of PBG's combined operations. In addition, two directors of PBG, Robert F. Sharpe, Jr. and Karl M. von der Heyden, are executive officers of PepsiCo.

         AGREEMENTS AND TRANSACTIONS WITH PEPSICO AND AFFILIATES. PBG and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to their respective businesses, and PBG and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. The term PBG as used in this section includes PBG and its subsidiaries.

         Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 1999 are described below.

         Beverage Agreements and Purchases of Concentrates and Finished Products. We purchase concentrate from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under license agreements with PepsiCo. These agreements give PBG the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. The agreements also provide PepsiCo with the ability to set prices of such concentrates, as well as the terms of payment and other terms and conditions under which PBG purchases such concentrates. In addition, PBG bottles water under the Aquafina trademark pursuant to an agreement with PepsiCo, which provides for the payment of a royalty fee to PepsiCo. In certain instances, PBG purchases finished beverage products from PepsiCo.

         During 1999, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products were approximately $1.4 billion.

         PBG Manufacturing Services. PBG provides manufacturing services to PepsiCo in connection with the production of certain finished beverage products. In 1999, amounts paid or payable by PepsiCo to PBG for these services were approximately $25.5 million.

         Purchase of Finished Product from Joint Ventures. PBG purchases tea, concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the "Partnership"). During 1999, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $114.5 million. In addition,

PBG provides certain manufacturing services in connection with the hot-filled tea products of the Partnership to PepsiCo for the benefit of the Partnership. In 1999, amounts paid or payable by PepsiCo to PBG for these services were approximately $12.6 million.

         PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 1999, amounts paid or payable to the Pepsi/Starbucks Coffee Partnership by PBG were approximately $81.8 million.

         Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for the sale and distribution through all of Russia except for Moscow. In 1999, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $3.6 million.

         Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement, including procurement of raw materials, processing of accounts payable and credit and collection, certain tax and treasury services and information technology maintenance and systems development. During 1999, amounts paid or payable to PepsiCo for shared services totaled approximately $112.7 million.

         Pursuant to the shared services agreement PBG provides certain employee benefit services to PepsiCo. During 1999, payments to PBG from PepsiCo for these services totaled approximately $182,000.

         Insurance Services. Hillbrook Insurance Company, Inc., a subsidiary of PepsiCo, provides insurance and risk management services to PBG pursuant to a contractual arrangement. Costs associated with such services in 1999 totaled approximately $58.3 million.

         National Accounts Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo's national account customers. In 1999, net amounts paid or payable by PepsiCo to PBG for these services were approximately $188.2 million.

         Marketing and Other Support Arrangements. PepsiCo provides PBG with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials), capital equipment funding and shared media and advertising support. For 1999, total direct marketing support funding paid or payable to PBG by PepsiCo approximated $521.8 million.

         Transactions with Bottlers in which PepsiCo holds an Equity Interest. PBG and Whitman Corporation, a bottler in which PepsiCo owns an equity interest, and PBG and Pepsi Bottling Ventures LLC, a bottler in which PepsiCo owns an equity interest, bought from and sold to each other finished beverage products. These transactions occurred in instances where the proximity of one party's production facilities to the other party's markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for one bottler to buy finished product from another. In 1999, PBG's sales to those bottlers totaled approximately $35.3 million and purchases were approximately $7.0 million.

         PBG provides certain administrative support services to Whitman Corporation and Pepsi Bottling Ventures LLC. In 1999, amounts paid or payable by Whitman Corporation and Pepsi Bottling Ventures LLC to PBG for these services were approximately $1.6 million.

         Relationships and Transactions with Management and Others. Linda G. Alvarado, a member of PBG's Board of Directors, together with her husband and children, own and operate Taco Bell and Pizza Hut restaurant companies that purchase beverage products from PBG. In 1999, the total amount of these purchases was approximately $360,000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries are incorporated by reference into Part II, Item 8 of this report:

         Consolidated Statements of Operations - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

         Consolidated Statements of Cash Flows - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

         Consolidated Balance Sheets - December 25, 1999 and December 26, 1998.

         Consolidated Statements of Changes in Owners' Equity - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

             2. Financial Statement Schedule. The following financial statement schedule of Bottling LLC and its subsidiaries is included in this report on the page indicated:

                                                                            Page

Report of Independent Auditors........................................       F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 25, 1999, December 26, 1998 and December
              27, 1997.................................................      F-3

             3. Exhibits

                    See Index to Exhibits on pages E-1 - E-2.

         (b) Reports on Form 8-K

                None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 21, 2000



                                         Bottling Group, LLC


                                    By:  /s/ Craig E. Weatherup
                                         Craig E. Weatherup
                                         Principal Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the date indicated.


SIGNATURE                    TITLE                                DATE
/s/ Craig E. Weatherup       Principal Executive Officer          March 21, 2000
Craig E. Weatherup

/s/ John T. Cahill           Principal Financial Officer and      March 21, 2000
John T. Cahill               Managing Director

/s/ Peter A. Bridgman        Principal Accounting Officer         March 21, 2000
Peter A. Bridgman

/s/ Pamela C. McGuire        Managing Director                    March 21, 2000
Pamela C. McGuire

/s/ Matthew M. McKenna       Managing Director                    March 21, 2000
Matthew M. McKenna

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----

Report of Independent Auditors.........................................     F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years
     ended December 25, 1999, December 26, 1998 and December 27, 1997..     F-3

                        REPORT OF INDEPENDENT AUDITORS


Owners of
Bottling Group, LLC:

Under date of January 25, 2000 we reported on the Consolidated Balance
Sheets of Bottling Group, LLC, as of December 25, 1999 and December 26, 1998 and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for each of the fiscal years in the three-year period ended December 25, 1999, which are included in the Bottling Group, LLC Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedule included in the Bottling Group, LLC Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/KPMG LLP


New York, New York
January 25, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               BOTTLING GROUP, LLC
                                   IN MILLIONS



                                                               ADDITIONS
                                                   ---------------------------------
                                    Balance At     Charged To Cost      Charged To
                                    Beginning            and              Other                            Balance At
            DESCRIPTION             Of Period          Expenses          Accounts(a)     Deductions(b)     End of Period
            -----------             ---------      ---------------      ------------     -------------     -------------
FISCAL YEAR ENDED

DECEMBER 25, 1999
    Allowance for losses on
      trade accounts
      receivable                       $46               $ 6               $ 3              $ 7                $48

DECEMBER 26, 1998
    Allowance for losses on
      trade accounts
      receivable                       $45               $13               $--              $12                $46

DECEMBER 27, 1997
    Allowance for losses on
      trade accounts
      receivable                       $65               $ 6               $ 2              $28                $45

----------
(a) Represents recoveries of amounts previously written off.

(b) Charge off of uncollectable accounts.

                               INDEX TO EXHIBITS
                                  ITEM 14(a)(3)

EXHIBIT

3.1 Articles of Formation of Bottling LLC which is incorporated herein by reference from Exhibit 3.4 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

3.2 Amended and Restated Limited Liability Agreement of Bottling LLC which is incorporated herein by reference from Exhibit 3.5 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

4.1 Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8% Senior Notes due 2009
                  incorporated herein by reference to Exhibit 10.9 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.2 First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee is incorporated herein by reference to Exhibit 10.10 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.3 Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029 which is incorporated herein by reference to Exhibit 10.14 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.4 U.S. $250,000,000 364 Day Credit Agreement, dated as of April 22, 1999 among Pepsi Bottling Group, Inc., Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, , Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents which is incorporated herein by reference from Exhibit
                  4.5 to PBG's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

4.5 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, , Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents which is incorporated herein by reference from Exhibit
                  4.6 to PBG's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

21                Subsidiaries of Bottling LLC.

27 Financial Data Schedule for Bottling Group, LLC for the fiscal year ended December 25, 1999.