Form 10-Q
period 2000-03-18
BOTTLING GROUP LLC
filed 2000-04-21
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended March 18, 2000 (12 weeks)
                                           -------------------------

                                       OR

      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from     to

Commission file number
                       --------------

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



                               Bottling Group, LLC
                                      Index

                                                                                   Page No.
                                                                                   --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 weeks ended March 18, 2000 and March 20, 1999           2

                      Condensed Consolidated Statements of Cash Flows -
                           12 weeks ended March 18, 2000 and March 20, 1999           3

                      Condensed Consolidated Balance Sheets -
                           March 18, 2000 and December 25, 1999                       4

                      Notes to Condensed Consolidated Financial Statements            5-7

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                         8-11

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                11

                      Independent Accountants' Review Report                          12

Part II               Other Information and Signatures


        Item 6.       Exhibits                                                        13


                                       -1-



                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                            (in millions, unaudited)

                                                                       12 Weeks Ended
                                                                       --------------
                                                                 March             March
                                                                18, 2000          20, 1999
                                                                --------          --------

     Net Revenues...........................................     $1,545            $1,452
     Cost of sales..........................................        845               835
                                                                 ------            ------

     Gross Profit...........................................        700               617
     Selling, delivery and administrative expenses..........        625               575
                                                                 ------            ------

     Operating Income.......................................         75                42
     Interest expense, net..................................         24                30
     Foreign currency loss..................................          -                 1
     Minority interest......................................          -                (1)
                                                                 ------            ------

     Income before income taxes.............................         51                12
     Income tax expense.....................................          -                 -
                                                                 ------            ------
     Net Income.............................................     $   51            $   12
                                                                 ======            ======


     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                            (in millions, unaudited)

                                                                                                   12 Weeks Ended
                                                                                                   --------------
                                                                                               March          March
                                                                                              18, 2000       20, 1999
                                                                                              --------       --------
    Cash Flows - Operations
       Net income.....................................................................        $   51         $   12
       Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................            76             79
            Amortization..............................................................            30             29
            Other non-cash charges and credits, net...................................            33             23
            Changes in operating working capital, excluding effects of acquisitions;
              Trade accounts receivable...............................................            (8)           (17)
              Inventories.............................................................            (7)           (15)
              Prepaid expenses, deferred income taxes and other current assets........           (14)           (10)
              Accounts payable and other current liabilities..........................          (107)           (11)
                                                                                              ------         ------
            Net change in operating working capital ..................................          (136)           (53)
                                                                                              ------         ------
    Net Cash Provided by Operations...................................................            54             90
                                                                                              ------         ------
    Cash Flows - Investments
       Capital expenditures...........................................................           (85)           (82)
       Acquisitions of bottlers.......................................................             -           (104)
       Notes receivable from PBG, Inc.................................................           (68)             -
       Other, net.....................................................................            (4)            (8)
                                                                                              ------         ------
    Net Cash Used by Investments......................................................          (157)          (194)
                                                                                              ------         ------
    Cash Flows - Financing
       Short-term borrowings - three months or less...................................             3              -
       Proceeds from third party debt.................................................             -          2,300
       Replacement of PepsiCo allocated debt..........................................             -         (2,300)
       Payments of third party debt...................................................            (8)           (45)
       Increase in owners' net investment.............................................             -            128
                                                                                              ------         ------

    Net Cash (Used) Provided by Financing.............................................            (5)            83
                                                                                              ------         ------
    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................            (1)            (1)
                                                                                              ------         ------
    Net Decrease in Cash and Cash Equivalents.........................................          (109)           (22)
    Cash and Cash Equivalents - Beginning of Period...................................           190             36
                                                                                              ------         ------
    Cash and Cash Equivalents - End of Period.........................................        $   81         $   14
                                                                                              ======         ======

    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................        $   87         $    2
                                                                                              ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                  (in millions)


                                                                                 (Unaudited)
                                                                                    March          December
                                                                                   18, 2000        25, 1999
                                                                                   --------        --------
Assets
------
Current Assets
  Cash and cash equivalents................................................          $   81         $  190
  Trade accounts receivable, less allowance of $48 at
        March 18, 2000 and December 25, 1999, respectively.................             834            827
  Inventories..............................................................             298            293
  Prepaid expenses, deferred income taxes and other current assets.........             100            100
                                                                                     ------         ------
          Total Current Assets.............................................           1,313          1,410

Property, plant and equipment, net.........................................           2,224          2,218
Intangible assets, net.....................................................           3,784          3,819
Notes receivable from PBG, Inc.............................................             327            259
Other assets...............................................................              80             89
                                                                                     ------         ------
           Total Assets....................................................          $7,728         $7,795
                                                                                     ======         ======
Liabilities and Owners' Equity
------------------------------
Current Liabilities
  Accounts payable and other current liabilities...........................          $  812         $  904
  Short-term borrowings....................................................              17             23
                                                                                     ------         ------
          Total Current Liabilities........................................             829            927

Long-term debt due to third parties........................................           2,284          2,284
Other liabilities..........................................................             319            315
Deferred income taxes......................................................             190            200
Minority interest..........................................................             141            141
                                                                                     ------         ------
          Total Liabilities................................................           3,763          3,867

Owners' Equity
   Owners' net investment..................................................           4,201          4,150
   Accumulated other comprehensive loss....................................            (236)          (222)
                                                                                     ------         ------
          Total Owners' Equity.............................................           3,965          3,928
                                                                                     ------         ------
           Total Liabilities and Owners' Equity............................          $7,728         $7,795
                                                                                     ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
Tabular dollars in millions

--------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. For the periods presented prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo").

     PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 37.1% at March 18, 2000, as a result of net repurchases of 6.8 million shares under PBG's share repurchase program.

     In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%, giving PepsiCo economic ownership of 41.6% of PBG's combined operations.

     The accompanying Condensed Consolidated Financial Statements include information that has been presented on a "carve-out" basis for the periods prior to PBG's initial public offering and our formation. This information includes the historical results of operations and assets and liabilities directly related to Bottling LLC, and has been prepared from PepsiCo's historical accounting records. Certain estimates, assumptions and allocations were made in determining such financial statement information. Therefore, these Condensed Consolidated Financial Statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had we been a separate, independent company from the first day of all periods presented.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

     The accompanying Condensed Consolidated Balance Sheet at March 18, 2000 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 18, 2000 and March 20, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                                     March       December
                                                   18, 2000      25, 1999
                                                   --------      --------

Raw materials and supplies......................    $  106        $  110
Finished goods..................................       192           183
                                                    ------        ------
                                                    $  298        $  293
                                                    ======        ======

Note 4 - Property, Plant and Equipment, net
                                                     March       December
                                                   18, 2000      25, 1999
                                                   --------      --------

Land............................................    $  144        $  145
Buildings and improvements......................       853           852
Production and distribution equipment...........     2,118         2,112
Marketing equipment.............................     1,639         1,596
Other...........................................        83            84
                                                    ------        ------
                                                     4,837         4,789
Accumulated depreciation........................    (2,613)       (2,571)
                                                    ------        ------
                                                    $2,224        $2,218
                                                    ======        ======

Note 5 - Comprehensive Income
                                                       12 Weeks Ended
                                                       --------------
                                                     March         March
                                                   18, 2000      20, 1999
                                                   --------      --------

Net income.......................................   $   51        $   12
Currency translation adjustment..................      (14)           11
                                                    ------        ------
Comprehensive Income.............................   $   37        $   23
                                                    ======        ======

Note 6 - Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation cost for the quarter by $14 million reducing cost of sales by $8 million and selling, delivery and administrative expenses by $6 million.

                                                        Estimated Useful Lives
                                                        ----------------------
                                                          2000           1999
                                                          ----           ----

Manufacturing equipment...............................     15             10
Heavy fleet...........................................     10              8
Fountain dispensing equipment.........................      7              5
Small specialty coolers and marketing equipment.......      3         5 to 7

Initial Public Offering
-----------------------
     The 1999 financial information for the period prior to PBG's initial public offering and our formation has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense:

o We included corporate overhead related to PepsiCo's corporate administrative functions based on a specific identification of PepsiCo's administrative costs relating to the bottling operations and, to the extent that such identification was not practicable, based upon the percentage of our revenues to PepsiCo's consolidated net revenues. These costs are included in selling, delivery and administrative expenses in our Condensed Consolidated Statements of Operations.

o We allocated $2.3 billion of PepsiCo debt to our business. We charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year. Allocated interest expense was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

     The amounts of the historical allocations described above are as follows:

                                                                1999
                                                                ----
     Corporate overhead expense..........................       $  3
     Interest expense....................................       $ 16
     PepsiCo weighted-average interest rate..............        5.8%

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial
---------------------------------------------------------------------------
Condition
---------
Overview
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is 92.9% owned by PBG and is fully consolidated, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. Prior to our formation, we were an operating unit of PepsiCo, Inc ("PepsiCo").
     The following management's discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying footnotes along with the cautionary statements at the end of this section.

Constant Territory
     We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are achieved by adjusting current year results to exclude current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions as if they had occurred on the first day of the prior fiscal year. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 6 to the Condensed Consolidated Financial Statements, lowered total depreciation cost for the quarter by $14 million reducing cost of sales by $8 million and selling, delivery and administrative expenses by $6 million. We anticipate that this change will reduce full year 2000 depreciation expense by approximately $58 million.

PBG's Initial Public Offering
-----------------------------
     The 1999 financial information for the period prior to PBG's initial public offering and our formation has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense, as follows:

                                                                1999
                                                                ----
     Corporate overhead expense........................         $  3
     Interest expense..................................         $ 16
     PepsiCo weighted-average interest rate............          5.8%

Results of Operations
---------------------
                                                                        Constant
                                                        Reported       Territory
                                                         Change          Change
                                                         ------          ------
     EBITDA............................................    21%             21%
     Volume............................................     0%              0%
     Net Revenue per Case..............................     6%              6%

EBITDA
     Reported EBITDA was $181 million in the first quarter of 2000, representing a 21% increase over the same period of 1999. On a constant territory basis, EBITDA growth was also 21% reflecting strong pricing in U.S. foodstores, an increased mix of higher margin cold drink volume and continued growth in our operations outside North America.

Volume
     Our worldwide physical case volume was flat on both a reported and constant territory basis in the first quarter of 2000. In North America, which includes the U.S. and Canada, constant territory volume decreased 1% driven by declines in the take-home segment as we increased wholesale prices in the first quarter of 2000. This volume decrease was partially offset by increases in our cold drink segment as we continued to invest in this high-margin segment. Outside North America, our constant territory volumes increased 9% reflecting continued improvements in Russia and solid growth in Spain. Russia volumes continued to rebound from the August 1998 devaluation of the ruble as we have aggressively reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and increased distribution of our water products.

Net Revenues
     Net revenues for the quarter were $1,545 million, a 6% increase over the prior year. On a constant territory basis, worldwide net revenues grew 6% as well, driven by a 6% increase in net revenue per case. This increase was driven by strong pricing, particularly in U.S. foodstores, and an increased mix of higher-revenue cold drink volume.

Cost of Sales
     Cost of sales increased $10 million, or 1%, driven by a 1% increase in cost of sales per case reflecting higher U.S. concentrate costs, which took effect in February. Current year costs also include an $8 million favorable impact from the change in our estimated useful lives of manufacturing assets.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $50 million, or 9%. This primarily reflects increased selling and delivery costs resulting from our continued heavy investment in our North American cold drink infrastructure driven by additional headcount, delivery routes and depreciation. In addition, although 1999 expenses included a $6 million one-time cash cost for shell deposits, these expenses were offset in 2000 in large part by the expense resulting from our new company matching 401K plan. Current year costs also include a $6 million favorable impact from the change in our estimated useful lives of certain selling and delivery assets.

Interest expense, net
     Net interest expense decreased by $6 million mainly driven by a $5 million increase in interest income from the notes receivable from PBG. Lower external debt outside North America and a decrease in weighted-average interest rates in the U.S. from 5.8% in the prior year, when we used PepsiCo's average interest rate until we issued our own debt, to 5.6% in the current year also contributed to the change.

Minority Interest
     PBG has direct minority ownership in one of our subsidiaries. Accordingly, our Condensed Consolidated Financial Statements reflect PBG's share of consolidated income and assets and liabilities in the subsidiary as minority interest.

Provision for Income Taxes
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. Such amounts are reflected in our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities decreased $36 million to $54 million as strong EBITDA growth was more than offset by unfavorable working capital cash flows driven by the timing of cash payments on current liabilities, particularly third-party interest and income taxes, which were $85 million higher in the first quarter of 2000.

     Net cash used by investments decreased by $37 million from $194 million in the first quarter of 1999 to $157 million over the same period in 2000. This decrease was driven by acquisition spending, which was $104 million lower in the first quarter of 2000, partially offset by $68 million of loans to PBG, which were used by PBG to pay interest, taxes and dividends and for share repurchases. In addition, capital expenditures increased by $3 million, or 4%, as we continue to invest heavily in cold drink equipment in the U.S. First quarter 2000 net placements were made at a rate which should allow us to meet our 2000 target of over 150,000 net placements.

     Net cash (used) provided by financing decreased by $88 million to a use of $5 million in 2000 reflecting owner contributions of $128 million in 1999, which were used to fund acquisitions and pay down debt.

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

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosures made on this matter in our 1999 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of March 18, 2000, and the related Condensed Consolidated Statements of Operations and Cash Flows for the twelve weeks ended March 18, 2000 and March 20, 1999. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the Condensed Consolidated Financial Statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheets of Bottling Group, LLC as of December 25, 1999, and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for the fifty-two week period then ended not presented herein; and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP



New York, New York
April 5, 2000

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
                  (a)  Exhibits

                        See Index to Exhibits on page 15.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                    (Registrant)






Date:      April 21, 2000                                      Peter A. Bridgman
-----      --------------                                      -----------------
                                                        Controller and Principal
                                                              Accounting Officer






Date:      April 21, 2000                                         John T. Cahill
-----      --------------                                         --------------
                                                     Principal Financial Officer
                                                           and Managing Director

                                INDEX TO EXHIBITS
                                -----------------
                                   ITEM 6 (a)
                                   ----------



EXHIBITS
--------
Exhibit 27.1               Financial Data Schedule 12 weeks ended March 18, 2000