Form 10-Q
period 2000-06-10
BOTTLING GROUP LLC
filed 2000-07-24
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended June 10, 2000 (24-weeks)
                                           ------------------------

                                       OR

 ---  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from    to

Commission file number


                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-4042452
            --------                                             ----------
(State or other jurisdiction of                                    (I.R.S.
Employer incorporate or organization)                        Identification No.)

     One Pepsi Way, Somers, New York                                10589
(Address of principal executive offices)                         (Zip Code)

                                  914-767-6000
              (Registrant's telephone number, including area code)

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



                               Bottling Group, LLC
                                      Index
                                      -----

                                                                                        Page No.
                                                                                        --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 10, 2000 and June 12, 1999           2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 10, 2000 and June 12, 1999                   3

                      Condensed Consolidated Balance Sheets -
                           June 10, 2000 and December 25, 1999                             4

                      Notes to Condensed Consolidated Financial Statements                 5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                              9-12

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                     13

                      Independent Accountants' Review Report                               14

Part II               Other Information and Signatures


        Item 6.       Exhibits                                                             15

                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                         12-weeks Ended               24-weeks Ended
                                                                         --------------               --------------
                                                                     June 10,       June 12,      June 10,        June 12,
                                                                       2000           1999          2000            1999
                                                                       ----           ----          ----            ----

     Net Revenues................................................     $1,913         $1,831       $3,458          $3,283
     Cost of sales...............................................      1,033          1,046        1,878           1,881
                                                                      ------         ------       ------          ------

     Gross Profit................................................        880            785        1,580           1,402
     Selling, delivery and administrative expenses...............        689            648        1,314           1,223
     Non-cash compensation charge................................          -             45            -              45
                                                                      ------         ------       ------          ------


     Operating Income............................................        191             92          266             134
     Interest expense, net.......................................         21             35           45              65
     Foreign currency gain.......................................          -             (1)           -               -
     Minority interest...........................................          3              2            3               1
                                                                      ------         ------       ------          ------


     Income before income taxes..................................        167             56          218              68
     Income tax expense..........................................          9              1            9               1
                                                                      ------         ------       ------          ------

     Net Income..................................................     $  158         $   55       $  209          $   67
                                                                      ======         ======       ======          ======


     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                                24-weeks Ended
                                                                                                --------------
                                                                                           June 10,       June 12,
                                                                                             2000           1999
                                                                                             ----           ----
    Cash Flows - Operations
      Net income......................................................................     $  209          $  67
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................        153            164
            Amortization..............................................................         61             59
            Non-cash compensation charge..............................................          -             45
            Other non-cash charges and credits, net...................................         72             50
            Changes in operating working capital, excluding effects of
                Acquisitions;
              Trade accounts receivable...............................................       (177)          (182)
              Inventories.............................................................        (49)           (44)
              Prepaid expenses, deferred income taxes and other current assets........        (10)           (17)
              Accounts payable and other current liabilities..........................         77             51
                                                                                           ------         ------
            Net change in operating working capital ..................................       (159)          (192)
                                                                                           ------         ------

    Net Cash Provided by Operations...................................................        336            193
                                                                                           ------         ------

    Cash Flows - Investments
       Capital expenditures...........................................................       (224)          (232)
       Acquisitions of bottlers.......................................................         (2)          (165)
       Notes receivable from PBG, Inc.................................................       (152)             -
       Other, net.....................................................................         (4)            16
                                                                                           ------         ------

    Net Cash Used by Investments......................................................       (382)          (381)
                                                                                           ------         ------

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................          7            (66)
       Proceeds from third-party debt.................................................          -          2,276
       Replacement of PepsiCo allocated debt..........................................          -         (2,300)
       Payments of third-party debt...................................................         (8)           (41)
       Increase in owners' net investment.............................................          -            341
                                                                                           ------         ------

    Net Cash (Used) Provided by Financing.............................................         (1)           210
                                                                                           ------         ------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................         (3)            (1)
                                                                                           ------         ------
    Net (Decrease) Increase in Cash and Cash Equivalents..............................        (50)            21
    Cash and Cash Equivalents - Beginning of Period...................................        190             36
                                                                                           ------         ------
    Cash and Cash Equivalents - End of Period.........................................     $  140         $   57
                                                                                           ======         ======

    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................     $   90         $    2
                                                                                           ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                  (Unaudited)
                                                                                     June           December
                                                                                   10, 2000         25, 1999
                                                                                   --------         --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  140         $  190
  Trade accounts receivable, less allowance of $48 at
        June 10, 2000 and December 25, 1999, respectively..................             977            827
  Inventories..............................................................             340            293
  Prepaid expenses, deferred income taxes and other current assets.........              82            100
                                                                                     ------         ------
          Total Current Assets.............................................           1,539          1,410

Property, plant and equipment, net.........................................           2,270          2,218
Intangible assets, net.....................................................           3,758          3,819
Notes receivable from PBG, Inc.............................................             411            259
Other assets...............................................................              80             89
                                                                                     ------         ------
           Total Assets....................................................          $8,058         $7,795
                                                                                     ======         ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $  970         $  904
  Short-term borrowings....................................................              22             23
                                                                                     ------         ------
          Total Current Liabilities........................................             992            927

Long-term debt.............................................................           2,285          2,284
Other liabilities..........................................................             327            315
Deferred income taxes......................................................             192            200
Minority interest..........................................................             144            141
                                                                                     ------         ------
          Total Liabilities................................................           3,940          3,867

Owners' Equity
   Owners' net investment..................................................           4,363          4,150
   Accumulated other comprehensive loss....................................            (245)          (222)
                                                                                     ------         ------
          Total Owners' Equity.............................................           4,118          3,928
                                                                                     ------         ------
           Total Liabilities and Owners' Equity............................          $8,058         $7,795
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

     PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 37.4% at June 10, 2000, as a result of net repurchases of 8.1 million shares under PBG's share repurchase program.

     In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%, giving PepsiCo economic ownership of 41.9% of PBG's combined operations.

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

      The accompanying Condensed Consolidated Balance Sheet at June 10, 2000, the Condensed Consolidated Statements of Operations for the 12 and 24-weeks ended June 10, 2000 and June 12, 1999 and the Condensed Consolidated Statements of Cash Flows for the 24-weeks ended June 10, 2000 and June 12, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the second quarter and first 24-weeks are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                                           June         December
                                                         10, 2000       25, 1999
                                                         --------       --------

Raw materials and supplies..........................      $  125         $  110
Finished goods......................................         215            183
                                                          ------         ------
                                                          $  340         $  293
                                                          ======         ======

Note 4 - Property, Plant and Equipment, net
                                                           June         December
                                                         10, 2000       25, 1999
                                                         --------       --------

Land.................................................     $  144         $  145
Buildings and improvements...........................        862            852
Production and distribution equipment................      2,148          2,112
Marketing equipment..................................      1,667          1,596
Other................................................         86             84
                                                          ------         ------
                                                           4,907          4,789
Accumulated depreciation.............................     (2,637)        (2,571)
                                                          ------         ------
                                                          $2,270         $2,218
                                                          ======         ======

Note 5 - Comprehensive Income

                                                              12-weeks Ended            24-weeks Ended
                                                              --------------            --------------
                                                            June          June         June          June
                                                          10, 2000      12, 1999     10, 2000      12, 1999
                                                          --------      --------     --------      --------

Net income............................................    $  158         $   55      $  209         $   67
Currency translation adjustment.......................        (9)            (7)        (23)             4
Minimum pension liability adjustment..................         -             19           -             19
                                                          ------         ------      ------         ------

Comprehensive Income..................................    $  149         $   67      $  186         $   90
                                                          ======         ======      ======         ======

Note 6 - Comparability of Results
Asset Lives
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation cost by $18 million and $32 million for the 12 and 24-weeks ended June 10, 2000, respectively.

                                                          Estimated Useful Lives
                                                            2000           1999
                                                            ----           ----

Manufacturing equipment.................................      15             10
Heavy fleet.............................................      10              8
Fountain dispensing equipment...........................       7              5
Small specialty coolers and marketing equipment.........       3         5 to 7

Initial Public Offering
     The 1999 financial information for the period prior to PBG's initial public offering and our formation has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense:

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

     The amounts of the historical allocations described above are as follows:

                                                                           1999
                                                                           ----
     Corporate overhead expense..................................          $  3
     Interest expense............................................          $ 16
     PepsiCo weighted-average interest rate......................           5.8%

Note 7 - Non-cash Compensation Charge
     In connection with the consummation of PBG's initial public offering and our formation, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

Note 8 - Subsequent Events
     On June 12, 2000, union employees at our Burnsville, Minnesota plant went on strike over employment contract disputes. At this time we are not able to determine how long the strike will last. We do not believe the strike will have a significant financial impact on our overall results.

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

Constant Territory
     We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are achieved by adjusting current year results to exclude significant current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions as if they had occurred on the first day of the prior fiscal year. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation, amortization and any unusual non-cash charges and credits, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 6 to the Condensed Consolidated Financial Statements, lowered total depreciation cost by $18 million and $32 million for the 12 and 24-weeks ended June 10, 2000, respectively.

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

                                                                           1999
                                                                           ----
     Corporate overhead expense..................................          $  3
     Interest expense............................................          $ 16
     PepsiCo weighted-average interest rate......................           5.8%

Results of Operations
---------------------
                                                 Reported Change             Constant Territory Change
                                                  June 10, 2000                    June 10, 2000
                                                  -------------                    -------------
                                             12-weeks        24-weeks       12-weeks         24-weeks
                                             --------        --------       --------         --------
     EBITDA.................................    18%            19%             18%              19%
     Volume.................................     0%             0%              0%               0%
     Net Revenue per Case...................     4%             5%              4%               5%

EBITDA
     Reported EBITDA was $299 million and $480 million in the second quarter and first 24-weeks of 2000, respectively, representing an 18% and 19% increase over the same periods of 1999. On a constant territory basis, EBITDA growth was also 18% and 19% over the same periods reflecting strong pricing in U.S. foodstores, an increased mix of higher margin cold drink volume and continued growth in our operations outside the U.S.

Volume
     Our worldwide physical case volume was flat on both a reported and constant territory basis in the second quarter and first 24-weeks of 2000. For both the second quarter and first 24-weeks of 2000, U.S. constant territory volume decreased 1% driven by declines in the take-home segment resulting from price increases and the lapping of a very successful Star Wars promotional program in the second quarter of 1999. While take-home volume was lower, we were able to make up some of the lost volume in our cold drink segment as we continued to be successful in placing cold drink equipment and in growing our small format channels.

     Outside the U.S., our constant territory volumes increased 7% in the quarter and 6% year-to-date reflecting continued improvements in Russia and solid growth in Spain. Russia volumes continued to rebound from the August 1998 devaluation of the ruble as we have aggressively reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and continued to increase distribution of our water products. Partially offsetting the growth in Russia and Spain were volume declines in Canada resulting from significant price increases in foodstores in that country.

Net Revenues
     Net revenues for the quarter were $1,913 million, a more than 4% increase over the prior year, raising year-to-date net revenues by 5% to $3,458 million. On a constant territory basis, worldwide net revenues and net revenue per case grew 4% and 5% in the quarter and for the first 24-weeks, respectively. These increases were driven by strong pricing, particularly in U.S. foodstores, and an increased mix of higher-revenue cold drink volume. Reported net revenues and net revenue per case were lowered by approximately 1% due to currency translation in both the quarter and 24-weeks ended June 10, 2000.

Cost of Sales
     Cost of sales decreased $13 million, or 1%, in the second quarter and $3 million, or essentially flat, in the first half of 2000. Current year costs include a $9 million and $17 million favorable impact from the change in our estimated useful lives of manufacturing assets in the second quarter and first 24-weeks of 2000, respectively. Currency translations also had an approximately 1% favorable impact on the second quarter and year-to-date results. Excluding the effects of the change in depreciation lives and currency translations, cost of sales were 1% higher in the quarter and year-to-date, as higher U.S. concentrate costs were partially offset by favorable packaging and sweetener costs.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $41 million, or 6%, in the second quarter, bringing year-to-date growth to $91 million, or 7%, over the comparable periods in 1999. This increase primarily reflects higher selling and delivery costs as we continued to aggressively place cold drink equipment and invest in this high margin segment of our business. In addition, higher performance based compensation costs and costs associated with our previously announced 401(k) plan contributed approximately 4 points of the cost growth in the quarter and 3 points of the cost growth year-to-date. Currency translation and the depreciation accounting change partially offset these cost increases. Currency translations had an approximately 1% favorable impact in both the quarter and 24-weeks ended June 10, 2000. Current year costs include a $9 million and $15 million favorable impact from the change in our estimated useful lives of certain selling and delivery assets in the second quarter and first 24-weeks of 2000, respectively.

Interest expense, net
     Net interest expense decreased by $14 million in the second quarter and $20 million in the first half of 2000 driven by higher interest income from notes receivable from PBG and lower external debt outside North America.

Non-cash Compensation Charge
     In connection with the consummation of PBG's initial public offering and our formation, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

Minority Interest
     PBG has direct minority ownership in one of our subsidiaries. Accordingly, our Consolidated Financial Statements reflect PBG's share of consolidated income and assets and liabilities in the subsidiary as minority interest.

Provision for Income Taxes
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. The current year increase in income tax expense reflects higher pre-tax income in those jurisdictions.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities increased $143 million to $336 million in the first 24-weeks of 2000 as strong EBITDA growth combined with improved working capital cash flows driven by the timing of cash payments on current liabilities.

     Net cash used by investments remained relatively unchanged at $382 million in 2000 as lower acquisition spending was offset by loans to PBG, which were used by PBG to pay for interest, taxes, dividends and share repurchases. In addition, capital expenditures decreased by $8 million, or 3%, as increases in the U.S. associated with our cold drink strategy were offset by decreases outside the U.S. Our 2000 net marketing equipment placements through the end of the second quarter were made at a rate which should allow us to meet our 2000 North American target of 150,000 net placements compared to 142,000 in 1999.

     Net cash (used) provided by financing decreased from a source of $210 million to a use of $1 million in 2000 reflecting owner contributions of $341 million in 1999, which were used to fund acquisitions and pay down debt.

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

                  Independent Accountants' Review Report
                  --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of June 10, 2000, the related Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 10, 2000 and June 12, 1999 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 10, 2000 and June 12, 1999. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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


/s/ KPMG LLP


New York, New York
July 13, 2000

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
                  (a)  Exhibits

                        See Index to Exhibits on page 16.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.






                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                    (Registrant)



Date:      July 24, 2000                                       Peter A. Bridgman
-----      -------------                                       -----------------
                                                        Controller and Principal
                                                              Accounting Officer





Date:      July 24, 2000                                          John T. Cahill
-----      -------------                                          --------------
                                                     Principal Financial Officer
                                                           and Managing Director

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)
                                   ----------



EXHIBITS

Exhibit 27.1                Financial Data Schedule 24-weeks ended June 10, 2000