Form 10-Q
period 2000-09-02
BOTTLING GROUP LLC
filed 2000-10-16
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended September 2, 2000
                                           -----------------

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
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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



                               Bottling Group, LLC
                               -------------------
                                    Index

                                                                                                  Page No.
                                                                                                  --------
Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 36-weeks ended September 2, 2000 and September 4, 1999             2

                      Condensed Consolidated Statements of Cash Flows -
                           36-weeks ended September 2, 2000 and September 4, 1999                    3

                      Condensed Consolidated Balance Sheets -
                           September 2, 2000 and December 25, 1999                                   4

                      Notes to Condensed Consolidated Financial Statements                         5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                     9-12

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                              12

                      Independent Accountants' Review Report                                        13

Part II               Other Information and Signatures


        Item 6.       Exhibits                                                                      14


                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                                12-weeks Ended             36-weeks Ended
                                                                                --------------             --------------
                                                                            September    September     September    September
                                                                             2, 2000      4, 1999       2, 2000      4, 1999
                                                                             -------      -------       -------      -------

Net Revenues ..........................................................       $2,125       $2,036       $5,583       $5,319
Cost of sales .........................................................        1,163        1,162        3,041        3,043
                                                                              ------       ------       ------       ------
Gross Profit ..........................................................          962          874        2,542        2,276
Selling, delivery and administrative expenses .........................          705          669        2,019        1,892
Non-cash compensation charge ..........................................            -            -            -           45
                                                                              ------       ------       ------       ------

Operating Income ......................................................          257          205          523          339
Interest expense.......................................................           31           31           91           98
Interest income........................................................           11            2           26            4
Foreign currency loss .................................................            1            1            1            1
Minority interest .....................................................            4            3            7            4
                                                                              ------       ------       ------       ------

Income before income taxes.............................................          232          172          450          240
Income tax expense.....................................................            5            1           14            2
                                                                              ------       ------       ------       ------
Net Income.............................................................       $  227       $  171       $  436       $  238
                                                                              ======       ======       ======       ======
     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                                36-weeks Ended
                                                                                                --------------
                                                                                          September       September
                                                                                           2, 2000         4, 1999
                                                                                           -------         -------
    Cash Flows - Operations
      Net income......................................................................      $  436         $  238
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................         232            252
            Amortization..............................................................          91             90
            Non-cash compensation charge..............................................           -             45
            Other non-cash charges and credits, net...................................         109             76
            Changes in operating working capital, excluding effects of acquisitions:
              Trade accounts receivable...............................................        (208)          (258)
              Inventories.............................................................         (23)           (11)
              Prepaid expenses, deferred income taxes and other current assets........           -              3
              Accounts payable and other current liabilities..........................          61             85
                                                                                            ------         ------
            Net change in operating working capital ..................................        (170)          (181)
                                                                                            ------         ------
    Net Cash Provided by Operations...................................................         698            520
                                                                                            ------         ------
    Cash Flows - Investments
       Capital expenditures...........................................................        (342)          (371)
       Acquisitions of bottlers.......................................................          (2)          (166)
       Notes receivable from PBG, Inc.................................................        (254)           (65)
       Sale of property, plant and equipment..........................................           4             21
       Other, net.....................................................................          (6)            29
                                                                                            ------         ------

    Net Cash Used by Investments......................................................        (600)          (552)
                                                                                            ------         ------
    Cash Flows - Financing
       Short-term borrowings - three months or less...................................          12            (81)
       Proceeds from third-party debt.................................................           -          2,276
       Replacement of PepsiCo allocated debt..........................................           -         (2,300)
       Payments of third-party debt...................................................          (9)           (49)
       Increase in owners' net investment.............................................           -            316
                                                                                            ------         ------

    Net Cash Provided by Financing....................................................           3            162
                                                                                            ------         ------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................          (6)            (2)
                                                                                            ------         ------
    Net Increase in Cash and Cash Equivalents.........................................          95            128
    Cash and Cash Equivalents - Beginning of Period...................................         190             36
                                                                                            ------         ------
    Cash and Cash Equivalents - End of Period.........................................      $  285         $  164
                                                                                            ======         ======

    Supplemental Cash Flow Information
    Liabilities incurred and/or assumed in connection with acquisitions of bottlers...      $    -         $   48
                                                                                            ======         ======
    Third-party interest and income taxes paid........................................      $  151         $   68
                                                                                            ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                  (Unaudited)
                                                                                   September      December
                                                                                    2, 2000       25, 1999
                                                                                    -------       --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  285         $  190
  Trade accounts receivable, less allowance of $48 at
        September 2, 2000 and December 25, 1999............................           1,000            827
  Inventories..............................................................             311            293
  Prepaid expenses, deferred income taxes and other current assets.........              85            100
                                                                                     ------         ------
          Total Current Assets.............................................           1,681          1,410

Property, plant and equipment, net.........................................           2,296          2,218
Intangible assets, net.....................................................           3,726          3,819
Notes receivable from PBG, Inc.............................................             514            259
Other assets...............................................................              78             89
                                                                                     ------         ------
           Total Assets....................................................          $8,295         $7,795
                                                                                     ======         ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $  972         $  904
  Short-term borrowings....................................................              24             23
                                                                                     ------         ------
          Total Current Liabilities........................................             996            927

Long-term debt.............................................................           2,286          2,284
Other liabilities..........................................................             337            315
Deferred income taxes......................................................             196            200
Minority interest..........................................................             148            141
                                                                                     ------         ------
          Total Liabilities................................................           3,963          3,867

Owners' Equity
   Owners' net investment..................................................           4,590          4,150
   Accumulated other comprehensive loss....................................            (258)          (222)
                                                                                     ------         ------
          Total Owners' Equity.............................................           4,332          3,928
                                                                                     ------         ------
           Total Liabilities and Owners' Equity............................          $8,295         $7,795
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

     PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 37.8% at September 2, 2000, as a result of net repurchases of 9.3 million shares under PBG's share repurchase program.

     In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%, giving PepsiCo economic ownership of 42.2% of PBG's combined operations.

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

      The accompanying Condensed Consolidated Balance Sheet at September 2, 2000, the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 2, 2000 and September 4, 1999 and the Condensed Consolidated Statements of Cash Flows for the 36-weeks ended September 2, 2000 and September 4, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - New Accounting Standards
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     In July 1999, the FASB issued Statement of Financial Accounting Standard 137, delaying the implementation of SFAS 133 for one year. SFAS 133 will now be effective for our first quarter of fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standard 138, amending the accounting and reporting standards of SFAS 133.

     While the impact of the adoption of these pronouncements is dependent on the fair value of our derivatives and related financial instruments on the date of adoption, it is not expected to have a material impact on our results of operations.

Note 3 - Seasonality of Business
      The results for the third quarter and first 36-weeks are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 4 - Inventories
                                                   September    December
                                                    2, 2000     25, 1999
                                                    -------     --------

Raw materials and supplies...................       $  119        $  110
Finished goods...............................          192           183
                                                    ------        ------
                                                    $  311        $  293
                                                    ======        ======

Note 5 - Property, Plant and Equipment, net
                                                   September    December
                                                    2, 2000     25, 1999
                                                    -------     --------

Land.........................................       $  144        $  145
Buildings and improvements...................          870           852
Production and distribution equipment........        2,146         2,112
Marketing equipment..........................        1,713         1,596
Other........................................           89            84
                                                    ------        ------
                                                     4,962         4,789
Accumulated depreciation.....................       (2,666)       (2,571)
                                                    ------        ------
                                                    $2,296        $2,218
                                                    ======        ======

Note 6 - Comprehensive Income

                                                       12-weeks Ended              36-weeks Ended
                                                       --------------              --------------
                                                   September    September     September       September
                                                    2, 2000      4, 1999       2, 2000         4, 1999
                                                    -------      -------       -------         -------

Net income....................................     $  227        $  171        $  436          $  238
Currency translation adjustment...............        (13)           (6)          (36)             (2)
Minimum pension liability adjustment..........          -             -             -              19
                                                   ------        ------         ------         ------

Comprehensive Income..........................     $  214        $  165        $  400          $  255
                                                   ======        ======         ======         ======


Note 7 - Comparability of Results
Asset Lives
-----------
      At the  beginning  of fiscal year 2000,  we changed the  estimated  useful lives of certain  categories  of assets  primarily to reflect the success of our preventive  maintenance  programs in extending the useful lives of these assets.
The changes,  which are detailed in the table below,  lowered total depreciation cost by $16 million and $48 million for the 12 and 36-weeks  ended  September 2,
2000, respectively.

                                                          Estimated Useful Lives
                                                          ----------------------
                                                                (in years)
                                                                ----------
                                                          2000              1999
                                                          ----              ----
Manufacturing equipment..............................      15                10
Heavy fleet..........................................      10                 8
Fountain dispensing equipment........................       7                 5
Small specialty coolers and marketing equipment......       3            5 to 7

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

                                      -7-


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

     The amounts of the historical allocations described above are as follows:

                                                                    1999
                                                                    ----
     Corporate overhead expense................................     $  3
     Interest expense..........................................     $ 16
     PepsiCo weighted-average interest rate....................      5.8%


Note 8 - Non-cash Compensation Charge
      In connection with the consummation of PBG's initial public offering and our formation, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.



                                       -8-



Item 2.
Management's  Discussion  and Analysis of Results of  Operations  and  Financial
--------------------------------------------------------------------------------
Condition
---------
Overview
      Bottling  Group,  LLC  (collectively  referred to as "Bottling LLC," "we,"
"our" and "us") is the  principal  operating  subsidiary  of The Pepsi  Bottling
Group,  Inc.  ("PBG") and consists of  substantially  all of the  operations and assets  of  PBG.  Bottling  LLC,  which  is  92.9%  owned  by PBG  and is  fully consolidated,  consists of  bottling  operations  located in the United  States,
Canada,  Spain, Greece and Russia. Prior to our formation,  we were an operating unit of PepsiCo, Inc ("PepsiCo").

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

Comparability of Results
Asset Lives
-----------
      At the  beginning  of fiscal year 2000,  we changed the  estimated  useful lives of certain  categories  of assets  primarily to reflect the success of our preventive  maintenance  programs in extending the useful lives of these assets.
The  changes,  which  are  detailed  in  Note  7 to the  Condensed  Consolidated
Financial  Statements,  lowered total  depreciation  cost by $16 million and $48 million for the 12 and 36-weeks ended September 2, 2000, respectively.

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

                                                                   1999
                                                                   ----
     Corporate overhead expense............................        $  3
     Interest expense......................................        $ 16
     PepsiCo weighted-average interest rate................         5.8%



                                       -9-
Results of Operations
---------------------

                                        Reported  and Constant
                                           Territory Change
                                           ----------------
                                          September 2, 2000
                                          -----------------
                                        12-weeks     36-weeks
                                        --------     --------
     EBITDA..............................   13%          16%
     Volume..............................    2%           1%
     Net Revenue per Case................    3%           4%

EBITDA
     Reported EBITDA was $366 million and $846 million in the third quarter and first 36-weeks of 2000, respectively, representing a 13% and 16% increase over the same periods of 1999. This growth was a reflection of strong pricing in U.S. foodstores, an increased mix of higher margin cold drink volume, favorable cost of sales trends and continued growth in our operations outside the U.S., particularly in Russia.

Volume
     Our worldwide physical case volume grew nearly 2% in the quarter and 1% year-to-date on both a reported and constant territory basis. In the U.S., reported volume turned positive in the quarter and was flat year-to-date. On a constant territory basis, U.S. volume was positive in the quarter with year-to-date volume down 1% as growth in our cold drink segment was offset by declines in our take-home business. Our cold drink trends reflect our successful placement of cold drink equipment as our net placements have continued at a rate which should allow us to meet our 2000 North American target of 150,000 net placements. While take-home volume remained lower in the quarter and first 36-weeks of 2000 reflecting the effect of our price increases in that segment, volume growth began to improve towards the end of the third quarter.

     Outside the U.S., our constant territory volumes remained strong, growing 6% in both the quarter and year-to-date, led by Russia where we have aggressively reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and continued to increase distribution of our water products. Partially offsetting the growth in Russia were volume declines in Canada resulting from significant price increases in foodstores in that country.

Net Revenues
     Third quarter net revenues were $2,125 million, a more than 4% increase over the prior year. Year-to-date net revenues grew by 5% to $5,583 million. On a constant territory basis, worldwide net revenue per case grew 3% and 4% in the quarter and for the first 36-weeks of 2000, respectively. These increases were driven by strong pricing, particularly in U.S. foodstores, and an increased mix of higher-revenue cold drink volume. Reported net revenues and net revenue per case were lowered by approximately 1 percentage point due to currency translations in both the quarter and 36-weeks ended September 2, 2000.

Cost of Sales
     Cost of sales was essentially flat for both the quarter and year-to-date when compared to the same periods of 1999. On a per case basis, cost of sales was more than 1% better in the quarter and 1% year-to-date. Included in the current year costs is the favorable impact from the change in our estimated useful lives of manufacturing assets, which totaled $8 million and $25 million in the third quarter and first 36-weeks of 2000, respectively. Currency translations had an approximately 1 percentage point favorable impact on the third quarter and year-to-date results. Excluding the effects of the change in depreciation lives and currency translations, cost of sales on a per case basis were almost 2% higher in the quarter and year-to-date, as higher U.S. concentrate costs were partially offset by favorable packaging and sweetener costs.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $36 million, or 5%, in the third quarter, bringing year-to-date growth to $127 million, or 7%, over the comparable periods in 1999. Current year costs include the favorable impact from the change in our estimated useful lives of selling and delivery assets and currency translations. Depreciation expense was lower by $8 million and $23 million in the third quarter and first 36-weeks of 2000, respectively, as a result of the changes in estimated useful lives. Currency translations had a 1 percentage point favorable impact on the third quarter and year-to-date results. Excluding the effects of the change in depreciation lives and currency translations, selling, delivery and administrative expenses were 7% higher in the quarter and 9% higher year-to-date, primarily reflecting our continued heavy investment in our North American cold drink infrastructure resulting in additional headcount, delivery routes and depreciation. In addition, higher marketing and advertising costs to promote our products and higher performance based compensation costs including costs associated with our previously announced 401(k) plan contributed to the cost growth.

Interest expense
     Interest expense was flat in the third quarter and decreased $7 million in the first 36 weeks of 2000 driven by lower external debt outside the U.S. in the first half of 2000.

Interest Income
     Interest income was higher in 2000 mainly reflecting higher loans to PBG, which were used by PBG to pay for interest, dividends and share repurchases.

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

Minority Interest
     PBG has direct minority ownership in one of our subsidiaries. Accordingly, our Consolidated Financial Statements reflect PBG's share of consolidated net income as minority interest in our Condensed Consolidated Statements of Operations.

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

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities increased $178 million to $698 million in the first 36-weeks of 2000 driven by strong EBITDA growth combined with improved working capital trends.

     Net cash used by investments increased from $552 million in 1999 to $600 million in 2000 reflecting loans to PBG, which were used by PBG to pay for interest, taxes, dividends and share repurchases, and lower acquisition spending. Capital expenditures decreased by $29 million, or 8%, as increases in the U.S. associated with our cold drink strategy were offset by decreases outside the U.S.

     Net cash provided by financing decreased from $162 million to $3 million in 2000 reflecting owner contributions of $316 million in 1999, which were used to fund acquisitions and pay down debt.

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

                     Independent Accountants' Review Report

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of September 2, 2000, the related Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 2, 2000 and September 4, 1999 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 2, 2000 and September 4, 1999. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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


New York, New York
October 4, 2000

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  (a)  Exhibits

                      See Index to Exhibits on page 16.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                    (Registrant)



Date:      October 16, 2000                                    Andrea L. Forster
           ----------------                                    -----------------
                                                        Controller and Principal
                                                              Accounting Officer






Date:      October 16, 2000                                 Lionel L. Nowell III
           ----------------                                 --------------------
                                                     Principal Financial Officer
                                                           and Managing Director

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS
--------
Exhibit 27.1 Financial Data Schedule 36-weeks ended September 2, 2000