Form 10-K405
period 2000-12-30
BOTTLING GROUP LLC
filed 2001-03-29
CIK 1087835

                                                                   NO. 333-80361
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                  ANNUAL REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 30, 2000

                                   ----------
                               BOTTLING GROUP, LLC
                                  ONE PEPSI WAY
                             SOMERS, NEW YORK 10589
                                 (914) 767-6000

  INCORPORATED IN DELAWARE                         13-4042452
  (JURISDICTION OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)
--------------------------------------------------------------------------------

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

    PBG was incorporated in Delaware in January, 1999 as a wholly-owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2001, PepsiCo's ownership represented 37.9% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 46.2% of the voting power of all classes of PBG's voting stock.

    PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contributions of assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%.

PRINCIPAL PRODUCTS

    We are the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. Pepsi-Cola beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, PEPSI One, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO, FRUITWORKS, SIERRA MIST and, outside the U.S., 7UP, PEPSI MAX, MIRINDA and KAS. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S. Approximately 80% of our volume is sold in the United States, and the remaining 20% is sold in Canada, Spain, Greece and Russia. We have an extensive distribution system in the United States and Canada. In Russia, Spain and Greece, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

    We purchase the concentrates to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies pursuant to PBG's contractual arrangements with PepsiCo and other soft-drink companies.

    In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials. The Pepsi beverage agreements provide that, with respect to the soft drink products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by us that are currently in short supply. The supply or cost of specific materials could be adversely affected by price changes, strikes, weather conditions, governmental controls or other factors.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

    Our portfolio of beverage products includes some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO and outside the U.S., 7UP, PEPSI MAX, KAS and MIRINDA. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S.

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

    Terms of the Master Bottling Agreement. The Master Bottling Agreement under which we manufacture, package, sell and distribute the cola beverages bearing the PEPSI-COLA and PEPSI trademarks was entered into in March 1999. The Master Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the Master Bottling Agreement with respect to the prices at which we sell our products.

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

    The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2000, PepsiCo approved our annual plan.

    If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations to push vigorously the sale of the cola beverages, increase and fully meet the demand for the cola beverages in our territories and maintain the financial capacity required under the Master Bottling Agreement. Failure to present a plan or carry out approved plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of the failure, would give PepsiCo the right to terminate the Master Bottling Agreement.

    If we present a plan that PepsiCo does not approve, such failure shall constitute a primary consideration for determining whether we have satisfied our obligations to maintain our financial capacity, push vigorously the sale of the cola beverages and increase and fully meet the demand for the cola beverages in our territories.

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

    Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area--currently representing approximately 13.66% of PepsiCo's U.S. bottling system in terms of volume--if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

    The Master Bottling Agreement is perpetual, but may be terminated by PepsiCo in the event of our default. Events of default include:

    (1) PBG's insolvency, bankruptcy, dissolution, receivership or the like;

    (2) any disposition of any voting securities of one of our bottling subsidiaries or substantially all of our bottling assets without the consent of PepsiCo;

    (3) PBG's entry into any business other than the business of manufacturing, selling or distributing non-alcoholic beverages or any business which is directly related and incidental to such beverage business; and

    (4) any material breach under the contract that remains uncured for 120 days after notice by PepsiCo.

    An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG's voting securities without the consent of PepsiCo. As of February 21, 2001, no shareholder of PBG, other than PepsiCo, holds more than 7.1% of PBG's Common Stock.

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

    Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, SLICE, SIERRA MIST, FRUITWORKS, MUG root beer and cream soda and ALL SPORT. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. PBG's non-cola bottling agreements will terminate if PepsiCo terminates PBG's Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent PBG from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to PBG.

    PBG also has an agreement with PepsiCo granting PBG the exclusive right to distribute AQUAFINA in PBG's territories. PBG has the right to manufacture AQUAFINA in certain locations depending on the availability of appropriate equipment. The distribution agreement contains provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. However, the distribution agreement does not prevent PBG from distributing other bottled waters. The distribution agreement is for a limited term. Prior to the expiration of this term, PepsiCo and PBG will negotiate a renewal agreement.

    Terms of the Master Syrup Agreement. The Master Syrup Agreement grants PBG the exclusive right to manufacture, sell and distribute fountain syrup to local customers in PBG's territories. The Master Syrup Agreement also grants PBG the right to act as a manufacturing and delivery agent for national accounts within PBG's territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint PBG to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, PBG will have the exclusive right to service fountain equipment for all of the national account customers within PBG's territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

    The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay PBG the fair market value of our rights under such agreement.

    PBG's Master Syrup Agreement will terminate if PepsiCo terminates PBG's Master Bottling Agreement.

    Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc-- for DR PEPPER, 7UP, SCHWEPPES and CANADA DRY, the Pepsi/Lipton Tea Partnership-- for LIPTON BRISK and LIPTON'S ICED TEA and the North American Coffee Partnership--for STARBUCKS FRAPPUCCINO, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit PBG from dealing in similar beverage products.

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

SEASONALITY

    Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 80% of our operating income is typically earned during the second and third quarters. Over 70% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

    The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, availability and consumer and customer goodwill are primary factors affecting our competitive position.

GOVERNMENTAL REGULATION APPLICABLE TO BOTTLING LLC

    Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to the laws and regulations of, among other agencies, the Department of Transportation, and various federal, state and local occupational and environmental laws. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act and laws relating to the operation, maintenance of and financial responsibility for, fuel storage tanks. We believe that our current legal, operational and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

    Bottle and Can Legislation

    In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec.

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

    The European Commission issued a packaging and packing waste directive that was incorporated into the national legislation of most member states. This has resulted in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

    We are not aware of similar material legislation being proposed or enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

    Soft Drink Excise Tax Legislation

    Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas, South Carolina, Tennessee and, with respect to fountain syrup only, Washington. Although soft drink excise tax is currently in effect in South Carolina, new legislation has been enacted that phases out such taxes by the end of July 2002.

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

    California Carcinogen and Reproductive Toxin Legislation

    A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

EMPLOYEES

    As of December 30, 2000, we employed approximately 35,700 full-time workers, of whom approximately 29,000 were employed in the United States. Approximately 8,500 of our full-time workers in the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements with the exception of a labor dispute at our facility located in Burnsville, Minnesota, which was successfully resolved on August 28, 2000.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

    See Note 16 to Bottling LLC's Consolidated Financial Statements set forth in
Item 8 below.

ITEM 2. PROPERTIES

    We operate 67 soft drink production facilities worldwide, of which 60 are owned and 7 are leased. Of our 320 distribution facilities, 258 are owned and 62 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs.

    We also own or lease and operate approximately 20,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.1 million soft drink dispensing and vending machines.

    With a few exceptions, leases of plants in the United States and Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are adequate to serve our current operational needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information pertaining to the executive officers of Bottling LLC as of February 21, 2001:

CRAIG E. WEATHERUP, 55, is the Principal Executive Officer of Bottling LLC. Mr. Weatherup is also Chairman and Chief Executive Officer of PBG. Mr. Weatherup served on the Board of Directors of PepsiCo from 1996 until March 1999. Prior to becoming PBG's Chairman and Chief Executive Officer, he served as Chairman and Chief Executive Officer of the Pepsi-Cola Company since July 1996. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Officer of Pepsi-Cola North America in 1991, and served as PepsiCo's President in 1996. Mr. Weatherup is also a director of Federated Department Stores, Inc. and Starbucks Corporation. We expect that later in 2001, Mr. Cahill will be elected as PBG's new Chief Executive Officer, while Mr. Weatherup will continue to serve as PBG's Chairman.

LIONEL L. NOWELL, III, 45, is the Principal Financial Officer of Bottling LLC. He is also Executive Vice President and Chief Financial Officer of PBG. In August 2000, Mr. Nowell joined PBG from PepsiCo, where he served as Senior Vice President and Controller since 1999. Prior to joining PepsiCo, Mr. Nowell held senior finance, control and strategy positions at several major consumer products companies. At RJR Nabisco, he served as Senior Vice President, Strategy and Business Development. From 1991 to 1998, Mr. Nowell held a variety of senior financial positions at the Pillsbury division of Diageo PLC, including Chief Financial Officer of its Pillsbury North America, Pillsbury Foodservice and Haagen-Dazs units. In addition, Mr. Nowell held several finance positions at Pizza Hut, a former subsidiary of PepsiCo, from 1983 through 1991.

ANDREA L. FORSTER, 41, is the Principal Accounting Officer of Bottling LLC. She is also Vice President and Controller of PBG. In September 2000, Ms. Forster was also named Corporate Compliance Officer for PBG. Following several years with Deloitte Haskins and Sells, Ms. Forster joined PepsiCo in 1987 as a Senior Analyst in External Reporting. She progressed through a number of positions in the accounting and reporting functions and, in 1998, was appointed Assistant Controller of the Pepsi-Cola Company. She was named Assistant Controller of PBG in 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    There is no public trading market for the ownership interests in Bottling
LLC.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL AND OPERATING DATA


(in millions)

                                                    2000(1)         1999        1998        1997        1996        1995
                                                    -------        -------     -------     -------     -------     -------
FISCAL YEARS ENDED
STATEMENT OF OPERATIONS DATA:
   Net revenues                                     $ 7,982        $ 7,505     $ 7,041     $ 6,592     $ 6,603     $ 6,393
   Cost of sales                                      4,405          4,296       4,181       3,832       3,844       3,771
                                                    -------        -------     -------     -------     -------     -------
   Gross profit                                       3,577          3,209       2,860       2,760       2,759       2,622
   Selling, delivery and administrative expenses      2,986          2,813       2,583       2,425       2,392       2,273
   Unusual impairment and other charges and
     credits (2)                                         --            (16)        222          --          --          --
                                                    -------        -------     -------     -------     -------     -------
   Operating income                                     591            412          55         335         367         349
   Interest expense, net                                 89            129         157         160         163         173
   Foreign currency loss (gain)                           1              1          26          (2)          4          --
   Minority interest                                      8              5           4           4           7           3
                                                    -------        -------     -------     -------     -------     -------
   Income (loss) before income taxes                    493            277        (132)        173         193         173
   Income tax expense (benefit)                          22              4          (1)          1           6           8
                                                    -------        -------     -------     -------     -------     -------
   Net income (loss)                                $   471        $   273     $  (131)    $   172     $   187     $   165
                                                    =======        =======     =======     =======     =======     =======

BALANCE SHEET DATA (AT PERIOD END):
   Total assets                                     $ 8,228        $ 7,799     $ 7,227     $ 7,095     $ 6,947     $ 6,957
   Long-term debt:
     Allocation of PepsiCo long-term debt                --             --       2,300       2,300       2,300       2,300
     Due to third parties                             2,286          2,284          61          96         127         131
                                                    -------        -------     -------     -------     -------     -------
       Total long-term debt                           2,286          2,284       2,361       2,396       2,427       2,431
   Minority interest                                    147            141         112          93         102         105
   Accumulated other comprehensive loss                (253)          (222)       (238)       (184)       (102)        (66)
   Owners' equity                                     4,321          3,928       3,283       3,336       3,128       3,186

(1) Our fiscal year 2000 results were impacted by a change in estimated useful lives of certain categories of assets and the inclusion of an extra week in our fiscal year. The favorable impact of the change in asset lives increased operating income by $69 million and the extra week increased net income by $12 million.

(2) Unusual impairment and other charges and credits comprises the following:

-   $45 million non-cash compensation charge in the second quarter of 1999.
-   $53 million vacation accrual reversal in the fourth quarter of 1999.
-   $8 million restructuring reserve reversal in the fourth quarter of 1999.
- $222 million charge related to the restructuring of our Russian bottling operations and the separation of Pepsi-Cola North America's concentrate and bottling organizations in the fourth quarter of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See "Management's Financial Review" set forth in Item 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


    The following discussion and analysis covers the key drivers behind our success in 2000 and is broken down into five major sections. The first two sections provide an overview and focus on items that affect the comparability of historical or future results. The next two sections provide an analysis of our results of operations and liquidity and financial condition. The last section contains a discussion of our market risks and cautionary statements. The discussion and analysis throughout management's financial review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes.

Constant Territory

    We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are derived by adjusting current year results to exclude significant current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions as if they had occurred on the first day of the prior fiscal year. In addition, 2000 constant territory results exclude the impact from an additional week in our fiscal year ("53rd week"), which occurs every five or six years as our fiscal year ends on the last Saturday in December. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA

    EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows. In addition, EBITDA excludes the impact of the non-cash portion of the unusual impairment and other charges and credits discussed below and in Note 4 to the Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
----------------------------------------------------

Asset Lives

    At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 3 to the Consolidated Financial Statements, lowered total depreciation cost by approximately $69 million.

Fiscal Year

    Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal year 2000 consisted of 53 weeks while fiscal years 1999 and 1998 consisted of 52 weeks. The following table illustrates the approximate dollars and percentage points of growth that the extra week contributed to our 2000 operating results:

                                                                         PERCENTAGE
                                                                         ----------
    (dollars in millions)                                      DOLLARS     POINTS
                                                               -------     ------
    Volume...................................................     N/A          2
    Net Revenues.............................................   $ 113          2
    EBITDA...................................................   $  14          2

PBG's Initial Public Offering

    PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo, Inc. ("PepsiCo"). PBG became a public company through an initial public offering on March 31, 1999. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 37.8% of PBG's outstanding common stock at December 30, 2000 as a result of net repurchases of approximately 10 million shares under PBG's share repurchase program, which began in October 1999. In addition, PepsiCo owns 7.1% of the equity of Bottling LLC giving PepsiCo economic ownership of 42.2% of PBG's combined operations at December 30, 2000. We are fully consolidated by PBG.

    For the periods prior to PBG's initial public offering and the formation of Bottling LLC, we prepared our Consolidated Financial Statements as a "carve-out" from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. Certain costs reflected in our Consolidated Financial Statements may not necessarily be indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity for all periods presented. These costs include an allocation of PepsiCo's corporate overhead and interest expense:

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

    - We allocated $2.3 billion of PepsiCo's debt to our business and charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year.

    The amounts, by year, of the historical allocations described above are as follows:

    (dollars in millions)                                            1999*     1998
                                                                     -----     ----
    Corporate overhead expense....................................   $  3      $ 40
    Interest expense..............................................   $ 16      $147
    PepsiCo's weighted-average interest rate......................    5.8%      6.4%
    *Prior to PBG's initial public offering.

Unusual Impairment and Other Charges and Credits

Our operating results were affected by the following unusual charges and credits in 1999 and 1998:

    (dollars in millions)                              1999       1998
                                                       -----      -----
    Non-cash compensation charge .................     $  45      $  --
    Vacation policy change .......................       (53)        --
    Asset impairment and restructuring charges ...        (8)       222
                                                       -----      -----
                                                       $ (16)     $ 222
                                                       =====      =====

-   Non-cash Compensation Charge

        In connection with the completion of PBG's initial public offering and our formation, PepsiCo vested substantially all non-vested PepsiCo stock options held by our employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

-   Vacation Policy Change

        As a result of changes to our employee benefit and compensation plans in 1999, employees now earn vacation time evenly throughout the year based upon service rendered. Previously, employees were fully vested at the beginning of each year. As a result of this change, we reversed an accrual of $53 million into income in 1999.

-   Asset Impairment and Restructuring Charges

    In the fourth quarter of 1998, we recorded $222 million of charges relating to the following:

    >> A charge of $212 million for asset impairment of $194 million and other charges of $18 million related to restructuring our Russian operations.

    >> A charge of $10 million for employee-related and other costs, mainly relocation and severance, resulting from the separation of Pepsi-Cola bottling and concentrate organizations.

    In the fourth quarter of 1999, $8 million of the remaining 1998 restructuring reserves was reversed into income, as actual costs incurred to renegotiate manufacturing and leasing contracts in Russia and to reduce the number of employees were less than the amounts originally estimated.

Comparability of our operating results may also be affected by the following:

Concentrate Supply

    We buy concentrate, the critical flavor ingredient for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually.

    In February 2000, PepsiCo announced an increase of approximately 7% in the price of U.S. concentrate. PepsiCo has recently announced a further increase of approximately 3%, effective February 2001. Amounts paid or payable to PepsiCo and its affiliates for concentrate were $1,507 million, $1,418 million and $1,283 million in 2000, 1999 and 1998, respectively.

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

    The total bottler incentives we received from PepsiCo and other brand owners were $566 million, $563 million and $536 million for 2000, 1999 and 1998, respectively. Of these amounts, we recorded $277 million, $263 million and $247 million for 2000, 1999 and 1998, respectively, in net revenues, and the remainder as a reduction of selling, delivery and administrative expenses. The amount of our bottler incentives received from PepsiCo was more than 90% of our total bottler incentives in each of the three years, with the balance received from the other brand owners.

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

    The economic conditions in 2000 and 1999 have been more stable, with 2000 volumes and revenues exceeding levels achieved immediately prior to the devaluation. We have focused on developing alternative means of leveraging our existing asset base while significantly reducing costs. In this regard, we have increased distribution of Frito-Lay(R) snack products, which we began in 1999, throughout all of Russia, except Moscow. We have also grown our value brand beverage business (Fiesta), which was introduced in 1999, and increased distribution of our water products.

    We anticipate that our Russian operations will continue to incur losses and require cash to fund operations for at least the fiscal year 2001. However, capital requirements will be minimal because our existing infrastructure is adequate for current operations. Cash requirements for investing activities and to fund operations were $17 million, $45 million and $156 million in 2000, 1999 and 1998, respectively. Volume in Russia accounted for 2%, 1% and 2% of our total volume in 2000, 1999 and 1998, respectively. We will continue to review our Russian operations on a regular basis and to consider changes in our distribution systems and other operations as circumstances dictate.

Employee Benefit Plan Changes

    We made several changes to our employee benefit plans that took effect in fiscal year 2000. The changes were made to our vacation policy, pension and retiree medical plans and included some benefit enhancements as well as cost containment provisions. These changes did not have a significant impact on our financial results in 2000.

    In 1999, we implemented a matching company contribution to our 401(k) plan that began in 2000. The match is dependent upon the employee's contribution and years of service. The fiscal year 2000 matching company contribution was approximately $15 million.

    In the fourth quarter of 1999 we recognized a $16 million compensation charge related to full-year 1999 performance. This expense was one-time in nature and was for the benefit of our management employees, reflecting our successful operating results as well as providing certain incentive-related features.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

                                                          2000        1999         1998
                                                         -------     -------      -------
NET REVENUES .......................................     $ 7,982     $ 7,505      $ 7,041
Cost of sales ......................................       4,405       4,296        4,181
                                                         -------     -------      -------
GROSS PROFIT .......................................       3,577       3,209        2,860

Selling, delivery and administrative expenses ......       2,986       2,813        2,583
Unusual impairment and other charges and credits ...          --         (16)         222
                                                         -------     -------      -------
OPERATING INCOME ...................................         591         412           55

Interest expense ...................................         136         140          166
Interest income ....................................          47          11            9
Foreign currency loss ..............................           1           1           26
Minority interest ..................................           8           5            4
                                                         -------     -------      -------

INCOME (LOSS) BEFORE INCOME TAXES ..................         493         277         (132)
Income tax expense (benefit) .......................          22           4           (1)
                                                         -------     -------      -------

NET INCOME (LOSS) ..................................     $   471     $   273      $  (131)
                                                         =======     =======      =======

See accompanying notes to Consolidated Financial Statements.

MANAGEMENT'S FINANCIAL REVIEW

RESULTS OF OPERATIONS
---------------------

                                              FISCAL 2000 VS. 1999*   FISCAL 1999 VS. 1998*
                                              ---------------------   ---------------------

                                                          CONSTANT               CONSTANT
                                              REPORTED    TERRITORY   REPORTED   TERRITORY
                                               CHANGE      CHANGE      CHANGE     CHANGE
                                               ------      ------      ------     ------
  EBITDA.................................        18%          16%        25%        13%
  Volume.................................         3%           1%         4%         0%
  Net Revenue per Case...................         3%           3%         3%         3%

  * Fiscal year 2000 consisted of 53 weeks while fiscal years 1999 and 1998 consisted of 52 weeks.

EBITDA

    Reported EBITDA was $1,062 million in 2000, representing an 18% increase over 1999, with the 53rd week contributing approximately 2 percentage points of the growth. Constant territory EBITDA was 16% higher than 1999 driven by continued pricing improvements in our take-home segment, mix shifts to higher-margin cold drink volume, favorable cost of sales trends and improved results outside the U.S., particularly in Russia.

    Reported EBITDA was $901 million in 1999, representing a 25% increase over 1998. On a constant territory basis, EBITDA growth of 13% was driven by a strong pricing environment particularly in the U.S. take-home segment, solid volume growth in our higher-margin cold drink segment and reduced operating losses in Russia.

VOLUME

    Our reported worldwide raw case volume grew 3% in 2000, with the 53rd week contributing approximately 2 percentage points of the growth. Worldwide constant territory volume grew 1% in 2000 with flat volume growth from our U.S. operations and 7% growth from our operations outside the U.S. In the U.S., volume results reflected growth in our cold drink segment and the favorable impact of the launch of Sierra Mist in the fourth quarter of 2000, offset by declines in our take-home business. Our cold drink trends reflect our successful placement of additional cold drink equipment in the U.S. Take-home volume remained lower for the year reflecting the effect of our price increases in that segment. Our volume growth outside the U.S. was led by Russia where we have reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and continued to increase distribution of our water products. Partially offsetting the growth in Russia were volume declines in Canada resulting from significant take-home price increases in that country. Raw case volume is defined as physical cases sold, regardless of the volume contained in those cases.

    Our worldwide raw case volume grew 4% on a reported basis in 1999, and was flat on a constant territory basis. In the U.S., constant territory volume improved 1% as growth in our cold drink segment was offset by declines in the take-home business as we raised prices in the take-home segment. Outside the U.S., our constant territory volumes declined 3%, driven by the continued impact of the economic conditions in Russia that began to deteriorate in August 1998 with the devaluation of the ruble, partially offset by improved volumes in Spain and Canada.

NET REVENUES

    Reported net revenues were $7,982 million in 2000, a 6% increase over the prior year, with the 53rd week contributing approximately 2 percentage points of the growth. On a constant territory basis, worldwide net revenues grew more than 4%, driven by a 1% volume increase and a 3% increase in net revenue per case. Constant territory net revenue per case growth was driven by the U.S., which grew 6%, reflecting higher pricing, particularly in our take-home segment, and an increased mix of higher-revenue cold drink volume. These results were partially offset by account level investment spending aimed at sustainable Aquafina and cold drink inventory gains in the marketplace. Outside the U.S., constant territory net revenues were down 1%, reflecting a 7% increase in volume offset by an 8% decrease in net revenue per case. Excluding the negative impact from currency translations, net revenue per case decreased 1% outside the U.S. and increased 4% worldwide.

    On a reported basis, net revenues were $7,505 million in 1999, representing a 7% increase over 1998. On a constant territory basis, net revenues increased 3%, with increases in the U.S. offsetting a revenue decline outside the United States. U.S. constant territory growth of 4% was driven by a 1% increase in volume and a 3% increase in net revenue per case. The net revenue per case increase reflects strong pricing, led by advances in the take-home segment and an increased mix of higher-revenue cold drink volume. Volume declines partially offset the revenue impact of higher take-home pricing. Outside the U.S., revenue declines of 5% were driven by the impact of the August 1998 ruble devaluation in Russia. On a worldwide basis, constant territory net revenue per case was up 3%.

COST OF SALES

    Cost of sales increased $109 million, or 3% in 2000, with the 53rd week contributing approximately 2 percentage points of the growth. On a per case basis, cost of sales was essentially flat in 2000. Included in current year costs are the favorable impacts from the change in our estimated useful lives of manufacturing assets, which totaled $34 million in 2000 and an approximate 1 percentage point favorable impact from currency translations. Excluding the effects of the change in asset lives and currency translations, cost of sales on a per case basis was more than 1% higher, as higher U.S. concentrate costs were partially offset by favorable packaging and sweetener costs, favorable country mix and efficiencies in production.

    Cost of sales increased $115 million, or 3% in 1999, but was essentially flat on a per case basis as higher concentrate prices were offset by lower packaging costs and the favorable effect of renegotiating our raw material contracts in Russia to a ruble denomination instead of U.S. dollars.

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

    Selling, delivery and administrative expenses increased $173 million, or 6% in 2000, with the 53rd week contributing approximately 1 percentage point of the growth. Included in selling, delivery and administrative expenses are the favorable impacts from the change in estimated useful lives of certain selling and delivery assets, which lowered depreciation expense by $35 million, and currency translations, which lowered selling, delivery and administrative expense growth by approximately 1 percentage point in 2000. Excluding the effects of the change in asset lives, currency translations and the inclusion of the 53rd week, selling, delivery and administrative expenses were approximately 7% higher in 2000. Driving this increase were higher selling and delivery costs primarily reflecting our significant investment in our U.S. cold drink infrastructure that began in 1999 and continued through 2000. Additional headcount, delivery routes and depreciation expense resulted from this initiative. In addition, higher performance-related compensation costs contributed to the cost growth. Growth in administrative costs associated with the company matching contribution for our new 401(k) plan in 2000 was offset by a one-time, $16 million compensation charge in 1999.

    Selling, delivery and administrative expenses grew $230 million, or 9% in 1999, driven by acquisitions and higher selling and delivery costs, which resulted from our significant investment in our U.S. and Canadian cold drink infrastructure. Higher advertising and marketing spending was offset by reduced operating costs in Russia, as our cost structure benefited from our fourth quarter 1998 restructuring actions. Administrative costs were impacted by increased performance-related compensation due to our stronger operating results in 1999 compared to 1998 including a $16 million one-time compensation charge, which was related to full-year 1999 performance. Excluding the impact of performance-related compensation, our administrative costs were relatively flat year-over-year.

INTEREST EXPENSE

    Fiscal year 2000 interest expense decreased $4 million from $140 million in 1999 to $136 million in 2000 primarily driven by lower external debt outside the U.S. Fiscal year 1999 interest expense decreased by $26 million from $166 million in 1998 to $140 million in 1999, due primarily to a lower average interest rate on our $2.3 billion of long-term debt. Our average interest rate decreased from 6.4% in 1998, when we used PepsiCo's average interest rate, to 5.7% in 1999 when we issued our own debt in the first quarter of 1999. Our lower 1999 interest rates reflect market conditions at the time we issued our debt. In addition, we had reduced levels of external debt outside the U.S.

INTEREST INCOME

    Fiscal year 2000 interest income was $36 million higher than in 1999 reflecting additional loans to PBG, which were used by PBG to pay for interest, taxes, dividends and share repurchases. Similarly, fiscal year 1999 interest income was $2 million higher than in 1998 also reflecting higher loans to PBG.

FOREIGN CURRENCY LOSSES

    Our foreign currency losses primarily arise from our operations in Russia. Since Russia is considered a highly inflationary economy for accounting purposes, we are required to remeasure the net monetary assets of our Russian operations in U.S. dollars and reflect any resulting gain or loss in the Consolidated Statements of Operations. The August 1998 devaluation of the Russian ruble resulted in significant foreign currency losses in 1998. In 2000 and 1999, foreign currency losses have been minimized due to a more stable ruble exchange rate.

MINORITY INTEREST

    PBG has a direct minority ownership in one of our subsidiaries. Accordingly, our Consolidated Financial Statements reflect PBG's share of consolidated net income as minority interest in our Consolidated Statements of Operations. The increased minority interest in 2000 reflects higher earnings by our subsidiary.

INCOME TAX EXPENSE (BENEFIT)

    Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

                                                                                       2000        1999        1998
                                                                                      -------     -------     -------

CASH FLOWS--OPERATIONS
Net income (loss) ................................................................    $   471     $   273     $  (131)
Adjustments to reconcile net income (loss) to net cash provided by operations:
   Depreciation ..................................................................        340         374         351
   Amortization ..................................................................        131         131         121
   Non-cash unusual impairment and other charges and credits .....................         --         (16)        194
   Other non-cash charges and credits, net .......................................        145         124         102
   Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable .........................................................          8         (30)         46
     Inventories .................................................................         11           3         (25)
     Prepaid expenses and other current assets ...................................       (102)          3          10
     Accounts payable and other current liabilities ..............................         22          45          64
                                                                                      -------     -------     -------
       Net change in operating working capital ...................................        (61)         21          95
                                                                                      -------     -------     -------
NET CASH PROVIDED BY OPERATIONS ..................................................      1,026         907         732
                                                                                      -------     -------     -------
CASH FLOWS--INVESTMENTS
Capital expenditures .............................................................       (515)       (560)       (507)
Acquisitions of bottlers .........................................................        (26)       (176)       (546)
Sales of property, plant and equipment ...........................................          9          22          31
Notes receivable from PBG...... ..................................................       (268)       (259)         --
Other, net .......................................................................        (52)        (19)         (5)
                                                                                      -------     -------     -------
NET CASH USED FOR INVESTMENTS ....................................................       (852)       (992)     (1,027)
                                                                                      -------     -------     -------
CASH FLOWS--FINANCING
Short-term borrowings--three months or less ......................................         12         (58)         52
Proceeds from third-party debt ...................................................         --       2,276          50
Replacement of PepsiCo allocated debt ............................................         --      (2,300)         --
Payments of third-party debt .....................................................         (9)        (90)        (72)
Increase (decrease) in owner's net investment ....................................        (45)        416         214
                                                                                      -------     -------     -------
NET CASH (USED FOR) PROVIDED BY FINANCING ........................................        (42)        244         244
                                                                                      -------     -------     -------
Effect of Exchange Rate Changes on Cash and Cash Equivalents .....................         (4)         (5)          1
                                                                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................        128         154         (50)
Cash and Cash Equivalents--Beginning of Year .....................................        190          36          86
                                                                                      -------     -------     -------
CASH AND CASH EQUIVALENTS--END OF YEAR ...........................................    $   318     $   190     $    36
                                                                                      =======     =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities:
     Liabilities incurred and/or assumed in conjunction with
       acquisitions of bottlers ..................................................    $     9     $    65     $   161

See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED BALANCE SHEETS

(in millions)

DECEMBER 30, 2000 AND DECEMBER 25, 1999

                                                                             2000        1999
                                                                            -------     -------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..............................................    $   318     $   190
Accounts receivable, less allowance of $42 and $48 in 2000 and 1999,
   respectively ........................................................        796         827
Inventories ............................................................        281         293
Prepaid expenses and other current assets ..............................        154         104
                                                                            -------     -------
   TOTAL CURRENT ASSETS ................................................      1,549       1,414
Property, plant and equipment, net .....................................      2,358       2,218
Intangible assets, net .................................................      3,694       3,819
Notes receivable from PBG ..............................................        527         259
Other assets ...........................................................        100          89
                                                                            -------     -------
          TOTAL ASSETS .................................................    $ 8,228     $ 7,799
                                                                            =======     =======

LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities .........................    $   915     $   908
Short-term borrowings ..................................................         26          23
                                                                            -------     -------
   TOTAL CURRENT LIABILITIES ...........................................        941         931

Long-term debt .........................................................      2,286       2,284
Other liabilities ......................................................        346         315
Deferred income taxes ..................................................        187         200
Minority interest ......................................................        147         141
                                                                            -------     -------
   TOTAL LIABILITIES ...................................................      3,907       3,871

OWNERS' EQUITY
Owners' net investment .................................................      4,574       4,150
Accumulated other comprehensive loss ...................................       (253)       (222)
                                                                            -------     -------
   TOTAL OWNERS' EQUITY ................................................      4,321       3,928
                                                                            -------     -------
          TOTAL LIABILITIES AND OWNERS' EQUITY .........................    $ 8,228     $ 7,799
                                                                            =======     =======

See accompanying notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity Prior to our Separation from PepsiCo and PBG's Initial Public Offering

    We financed our capital investments and acquisitions through cash flow from operations and advances from PepsiCo prior to our separation from PepsiCo and PBG's initial public offering. Under PepsiCo's centralized cash management system, PepsiCo deposited sufficient cash in our bank accounts to meet our daily obligations, and withdrew excess funds from those accounts. These transactions are included in increase (decrease) in owners' net investment in our Consolidated Statements of Cash Flows.

    Liquidity After PBG's Initial Public Offering

    Subsequent to PBG's initial public offering, we have financed our capital investments and acquisitions primarily through cash flow from operations. We believe that our future cash flow from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, owner distributions and other working capital requirements.

    Financing Transactions

    On February 9, 1999, we issued $1.3 billion of 5 5/8% senior notes and $1.0 billion of 5 3/8% senior notes, which are guaranteed by PepsiCo. During the second quarter of 1999, we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

    The proceeds from the above financing transactions were used to repay obligations to PepsiCo and fund acquisitions.

    Capital Expenditures

    We have incurred and will require capital for ongoing infrastructure, including acquisitions and investments in developing market opportunities.

    - Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $515 million, $560 million and $507 million during 2000, 1999 and 1998, respectively. We believe that capital infrastructure spending will continue to be significant, driven by our investments in the cold drink segment and capacity needs.

    - We intend to continue to pursue acquisitions of independent PepsiCo bottlers in the U.S. and Canada, particularly in territories contiguous to our own. These acquisitions will enable us to provide better service to our large retail customers, as well as to reduce costs through economies of scale. We also plan to evaluate international acquisition opportunities as they become available. Cash spending on acquisitions was $26 million, $176 million and $546 million in 2000, 1999 and 1998, respectively.

CASH FLOWS

    Fiscal 2000 Compared to Fiscal 1999

    Net cash provided by operating activities increased $119 million to $1,026 million in 2000 driven by strong EBITDA growth partially offset by the timing of casualty insurance payments in 2000, which significantly contributed to our unfavorable change in operating working capital.

    Net cash used by investments decreased by $140 million from $992 million in 1999 to $852 million in 2000, primarily due to acquisition spending, which was $150 million lower in 2000. Capital expenditures decreased by $45 million, or 8%, as increases in the U.S. associated with our cold drink strategy were offset by decreases outside the U.S.

    Net cash (used for) provided by financing decreased from a source of cash of $244 million in 1999 to a use of cash of $42 million in 2000. The decrease reflects $45 million of owners' distributions in 2000 as compared to owner contributions of $461 million in 1999, which were used in 1999 to fund acquisitions and pay down debt.

    Fiscal 1999 Compared to Fiscal 1998

    Net cash provided by operations in 1999 improved to $907 million from $732 million in 1998, due primarily to strong growth in EBITDA and favorable working capital cash flows resulting from the timing of cash payments and our continued focus on working capital management.

    Net cash used for investments was $992 million in 1999 compared to $1,027 million in 1998. In 1999, $176 million was utilized for the acquisition of bottlers in the U.S., Canada and Russia, compared to $546 million in 1998. In addition, we continued to invest heavily in cold drink equipment in the U.S. and Canada, resulting in increased capital spending from $507 million in 1998 to $560 million in 1999. Cash used for investments in 1999 also includes $259 million of loans to PBG, which were used by PBG to pay interest, taxes, dividends and share repurchases.

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

MARKET RISKS AND CAUTIONARY STATEMENTS
--------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to various market risks including commodity prices, interest rates on our debt and foreign currency exchange rates.

    Commodity Price Risk

    We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate.

    We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain raw materials and fuel used in our operations. Currently we have various contracts outstanding for aluminum and oil purchases in 2001, which establish our purchase price within defined ranges.

    Interest Rate Risk

    We manage our interest rate exposure on our debt using financial instruments. We currently have an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

    Foreign Currency Exchange Rate Risk

    Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also affect economic growth, inflation, interest rates, government actions and other factors. These changes can cause us to adjust our financing and operating strategies. The discussion below of changes in currency exchange rates does not incorporate these other economic factors. For example, the sensitivity analysis presented in the foreign currency discussion below does not take into account the possibility that the impact of an exchange rate movement may or may not be offset by the impact of changes in other categories.

    Operations outside the U.S. constitute approximately 15% of our net revenues. As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We have not hedged currency risks because cash flows from international operations have generally been reinvested locally, nor historically have we entered into hedges to minimize the volatility of reported earnings. We estimate that a 10% change in foreign currency exchange rates would affect reported operating income by less than $15 million.

    Foreign currency gains and losses reflect translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries and transaction gains and losses. Russia is considered a highly inflationary economy for accounting purposes and all foreign currency gains and losses are included in the Consolidated Statements of Operations.

    The table below presents information on contracts outstanding at December 30, 2000:

      (dollars in millions)
                                      NOTIONAL     CARRYING      FAIR
                                       AMOUNT       AMOUNT       VALUE
                                       ------       ------       -----
     Commodity futures contracts....    $109        $ --         $ 3
     Commodity options..............     448           5           6
     Interest rate swap.............     100          --          --

     The table below presents information on contracts outstanding at December 25, 1999:



      (dollars in millions)
                                      NOTIONAL     CARRYING      FAIR
                                       AMOUNT       AMOUNT       VALUE
                                       ------       ------       -----
     Commodity futures contracts....    $ 91        $ --          $ 6
     Commodity options..............      61           1           12
     Interest rate swap.............     100          --           (2)

EURO

    On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the original member countries that instituted the Euro and, in June 2000, Greece also elected to institute the Euro effective January 1, 2001. We have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment such as vending machines to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on our financial condition or results of operations.

CAUTIONARY STATEMENTS

    Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and Bottling Group, LLC's operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

(in millions)

FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

                                                               ACCUMULATED
                                                   OWNERS'        OTHER
                                                     NET       COMPREHENSIVE              COMPREHENSIVE
                                                  INVESTMENT       LOSS         TOTAL     INCOME/(LOSS)
                                                  ----------       ----         -----     -------------
BALANCE AT DECEMBER 27, 1997 ................       $3,520       $  (184)       $3,336
   Comprehensive loss:
     Net loss ...............................         (131)           --          (131)        $(131)
     Owner contributions ....................          132            --           132            --
     Currency translation adjustment ........           --           (35)          (35)          (35)
     Minimum pension liability adjustment ...           --           (19)          (19)          (19)
                                                   -------       -------       -------       -------
   Total comprehensive loss .................                                                  $(185)
                                                                                             =======

BALANCE AT DECEMBER 26, 1998 ................        3,521          (238)        3,283
   Comprehensive income:
     Net income .............................          273            --           273         $ 273
     Owner contributions ....................          356            --           356            --
     Currency translation adjustment ........           --            (3)           (3)           (3)
     Minimum pension liability adjustment ...           --            19            19            19
                                                   -------       -------       -------       -------
   Total comprehensive income ...............                                                  $ 289
                                                                                             =======

BALANCE AT DECEMBER 25, 1999 ................        4,150          (222)        3,928
   Comprehensive income:
     Net income .............................          471            --           471         $ 471
     Cash distributions to owners ...........          (45)           --           (45)           --
     Non-cash distributions to owners .......           (2)           --            (2)           (2)
     Currency translation adjustment ........           --           (31)          (31)          (31)
                                                   -------       -------       -------       -------
   Total comprehensive income ...............                                                  $ 438
                                                                                             =======

BALANCE AT DECEMBER 30, 2000 ................       $4,574       $  (253)       $4,321
                                                   =======       =======       =======

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular dollars in millions

NOTE 1--BASIS OF PRESENTATION

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

    PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100,000,000 shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. PepsiCo's ownership has increased to 37.8% at December 30, 2000 as a result of net repurchases of approximately 10 million shares under PBG's share repurchase program.

    In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%, giving PepsiCo economic ownership of 42.2% of PBG's combined operations.

    The accompanying Consolidated Financial Statements include information that has been presented on a "carve-out" basis for the periods prior to PBG's initial public offering and our formation. This information includes the historical results of operations and assets and liabilities directly related to Bottling LLC, and has been prepared from PepsiCo's historical accounting records. Certain estimates, assumptions and allocations were made in determining such financial statement information. Therefore, these Consolidated Financial Statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had we been a separate, independent company from the first day of all periods presented.

    On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

    BASIS OF CONSOLIDATION The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.

    FISCAL YEAR Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal year 2000 consisted of 53 weeks while fiscal years 1999 and 1998 consisted of 52 weeks.

    REVENUE RECOGNITION We recognize revenue when goods are delivered to customers. Sales terms do not allow a right of return unless product freshness dating has expired. Reserves for returned product were $3 million at fiscal year-end 2000 and $2 million at fiscal years ended 1999 and 1998, respectively.

    ADVERTISING AND MARKETING COSTS We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs in the year incurred. Advertising and marketing costs were $350 million, $342 million and $293 million in 2000, 1999 and 1998, respectively.

    BOTTLER INCENTIVES PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media and advertising support. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as a reduction of selling, delivery and administrative expenses. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs and is recorded as an adjustment to net revenues. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded as a reduction of selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses. There are no conditions or other requirements that could result in a repayment of marketing support received.

    The total bottler incentives we received from PepsiCo and other brand owners were $566 million, $563 million and $536 million for 2000, 1999 and 1998, respectively. Of these amounts, we recorded $277 million, $263 million and $247 million for 2000, 1999 and 1998, respectively, in net revenues, and the remainder as a reduction to selling, delivery and administrative expenses. The amount of our bottler incentives received from PepsiCo was more than 90% of our bottler incentives in each of the three years, with the balance received from the other brand owners.

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

    INTANGIBLE ASSETS Intangible assets include both franchise rights and goodwill arising from the allocation of the purchase price of businesses acquired. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Franchise rights and goodwill are evaluated at the date of acquisition and amortized on a straight-line basis over their estimated useful lives, which in most cases is from 20 to 40 years.

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

    INCOME TAXES We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates will pay taxes in their respective jurisdictions and will record the appropriate deferred tax results in consolidation. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. With the exception of certain of our subsidiaries for which we have recorded deferred taxes in our Consolidated Financial Statements, deferred taxes associated with our U.S. operations are recorded directly by our owners.

    MINORITY INTEREST PBG has direct minority ownership in one of our subsidiaries. PBG's share of combined income or loss and assets and liabilities in the subsidiary is accounted for as minority interest.

    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT We use futures contracts and options on futures to hedge against the risk of adverse movements in the price of certain commodities and fuel used in our operations. In order to qualify for deferral hedge accounting of unrealized gains and losses, such instruments must be designated and effective as a hedge of an anticipated transaction. Changes in the value of instruments that we use to hedge commodity prices are highly correlated to the changes in the value of the purchased commodity.

    We review the correlation and effectiveness of these financial instruments on a periodic basis. Gains and losses on futures contracts that are designated and effective as hedges of future commodity purchases are deferred and included in the cost of the related raw materials when purchased. Financial instruments that do not meet the criteria for hedge accounting treatment are marked-to-market with the resulting unrealized gain or loss recorded as other income and expense within selling, delivery and administrative expenses. Realized gains and losses that result from the early termination of financial instruments used for hedging purposes are deferred and expensed when the anticipated transaction actually occurs. Premiums paid for the purchase of options on futures are recorded as a prepaid expense in the Consolidated Balance Sheets and are amortized over the duration of the contract.

    From time to time, we utilize interest rate swaps to hedge our exposure to fluctuations in interest rates. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the accompanying Consolidated Balance Sheets as a receivable or payable within the appropriate current asset or liability captions. If we terminate an interest rate swap position, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify, or would be recognized immediately if the underlying debt instrument was settled prior to maturity.

    We use prepaid forward contracts for the purchase of PBG common stock to hedge the portion of our deferred compensation costs which are based on PBG's stock price. The forward contracts are reflected in our Consolidated Balance Sheets at fair value as a prepaid expense and changes in fair value of these contracts are reflected as interest expense in our Consolidated Statements of Operations.

    SHIPPING AND HANDLING COSTS We record shipping and handling costs within selling, delivery and administrative expenses. Such costs totaled $925 million, $915 million and $882 million in 2000, 1999 and 1998, respectively.

    FOREIGN CURRENCY GAINS AND LOSSES We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries and transaction gains and losses. Russia is considered a highly inflationary economy for accounting purposes and we include all foreign currency gains and losses in the Consolidated Statements of Operations.

    NEW ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    In July 1999, the FASB issued Statement of Financial Accounting Standard 137, delaying the implementation of SFAS 133 for one year. SFAS 133 will now be effective for our first quarter of fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standard 138, amending the accounting and reporting standards of SFAS 133.

    We will implement the accounting and reporting standards of SFAS 133, as amended by SFAS 138, on the first day of fiscal year 2001. The adoption of these pronouncements will result in an increase in assets of less than $10 million and a corresponding decrease in accumulated other comprehensive loss.

    RECLASSIFICATIONS Certain reclassifications were made in our consolidated financial statements to 1999 and 1998 amounts to conform with the 2000 presentation.

NOTE 3--COMPARABILITY OF RESULTS

Asset Lives

    At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation expense by approximately $69 million.

    (in years)
                                                                   ESTIMATED USEFUL LIVES
                                                                   ---------------------
                                                                       2000      1999
                                                                       ----      ----
    Manufacturing equipment .....................................        15        10
    Heavy fleet .................................................        10         8
    Fountain dispensing equipment ...............................         7         5
    Small specialty coolers and specialty marketing equipment ...         3    5 to 7

Fiscal Year

    Fiscal year 2000 consisted of 53 weeks while fiscal years 1999 and 1998 consisted of 52 weeks. The extra week in 2000 contributed approximately $12 million of additional net income to our 2000 operating results.

PBG's Initial Public Offering

    For the periods prior to PBG's initial public offering and the formation of Bottling LLC, our Consolidated Financial Statements have been "carved-out" from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity for all periods presented. These costs include an allocation of PepsiCo's corporate overhead and interest expense.

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

    - We allocated $2.3 billion of PepsiCo's debt to our business. We charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year.

    The amounts, by year, of the historical allocations described above are as follows:

                                                                  1999*     1998
                                                                  -----     ----
Corporate overhead expense....................................    $  3      $ 40
Interest expense..............................................    $ 16      $147
PepsiCo's weighted-average interest rate......................     5.8%      6.4%

*Prior to PBG's initial public offering.

NOTE 4--UNUSUAL IMPAIRMENT AND OTHER CHARGES AND CREDITS

                                                                 1999      1998
                                                                 ----      ----
Non-cash compensation charge..................................   $ 45     $  --
Vacation policy change........................................    (53)       --
Asset impairment and restructuring charges....................     (8)      222
                                                                 ----     -----
                                                                 $(16)    $ 222
                                                                 ====     =====

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

- Employees now earn vacation time evenly throughout the year based upon service rendered. Previously, employees were fully vested for the current year at the beginning of each year. As a result of this change, we reversed an accrual of $53 million into income.

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

NOTE 5--INVENTORIES

                                                        2000         1999
                                                        ----         ----
Raw materials and supplies....................          $107         $110
Finished goods................................           174          183
                                                        ----         ----
                                                        $281         $293
                                                        ====         ====

NOTE 6--PROPERTY, PLANT AND EQUIPMENT, NET

                                                                            2000         1999
                                                                            ----         ----
Land.............................................................        $   145      $   145
Buildings and improvements.......................................            903          852
Manufacturing and distribution equipment.........................          2,186        2,112
Marketing equipment..............................................          1,745        1,596
Other............................................................             89           84
                                                                         -------      -------
                                                                           5,068        4,789
Accumulated depreciation.........................................         (2,710)      (2,571)
                                                                         -------      -------
                                                                         $ 2,358      $ 2,218
                                                                         =======      =======

        We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

             Buildings and improvements......................................... 20-33 years
             Manufacturing equipment............................................ 15 years
             Distribution equipment............................................. 5-10 years
             Marketing equipment................................................ 3-7 years

NOTE 7--INTANGIBLE ASSETS, NET

                                                                                          2000         1999
                                                                                          ----         ----
Franchise rights and other identifiable intangibles.............................       $ 3,557      $ 3,565
Goodwill........................................................................         1,591        1,582
                                                                                       -------      -------
                                                                                         5,148        5,147
Accumulated amortization........................................................        (1,454)      (1,328)
                                                                                       -------      -------
                                                                                       $ 3,694      $ 3,819
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

NOTE 8--NOTES RECEIVABLE FROM PBG

        We lent PBG $268 million and $259 million during 2000 and 1999, respectively, through a series of 5-year notes, with interest rates ranging from 7.2% to 8.0%. The proceeds were used by PBG to pay interest, taxes, dividends and make share repurchases. Accrued interest receivable from PBG on these notes totaled $26 million and $4 million at December 30, 2000 and December 25, 1999, respectively, and is recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets.

NOTE 9--ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                                            2000          1999
                                                                            ----          ----
Accounts payable.................................................          $ 344         $ 334
Accrued compensation and benefits................................            147           147
Trade incentives.................................................            206           201
Accrued interest.................................................             48            47
Other current liabilities........................................            170           179
                                                                           -----         -----
                                                                           $ 915         $ 908
                                                                           =====         =====

NOTE 10--SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                                         2000         1999
                                                                                         ----         ----
Short-term borrowings
    Current maturities of long-term debt......................................        $     1      $    10
    Borrowings under lines of credit..........................................             25           13
                                                                                      -------      -------
                                                                                      $    26      $    23
                                                                                      =======      =======
Long-term debt
    5 5/8% senior notes due 2009..............................................        $ 1,300      $ 1,300
    5 3/8% senior notes due 2004..............................................          1,000        1,000
    Other.....................................................................              6           15
                                                                                      -------      -------
                                                                                        2,306        2,315
    Less: Unamortized discount................................................             19           21
          Current maturities of long-term debt................................              1           10
                                                                                      -------      -------
                                                                                      $ 2,286      $ 2,284
                                                                                      =======      =======

        Maturities of long-term debt as of December 30, 2000 are 2001: $1 million, 2002: $0, 2003: $0, 2004: $1,000 million, 2005: $0 and thereafter,
$1,305 million.

        The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes were issued on February 9, 1999 and are guaranteed by PepsiCo. During the second quarter of 1999 we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

        We allocated $2.3 billion of PepsiCo's long-term debt in our financial statements prior to issuing the senior notes referred to above. Our interest expense includes the related allocated interest expense of $16 million in 1999 and $147 million in 1998, and is based on PepsiCo's weighted-average interest rate of 5.8% and 6.4% in 1999 and 1998, respectively.

        We have available short-term bank credit lines of approximately $135 million and $121 million at December 30, 2000 and December 25, 1999, respectively. These lines are used to support general operating needs of our business outside the U.S. The weighted-average interest rate of these lines of credit outstanding at December 30, 2000, December 25, 1999 and December 26, 1998 was 8.9%, 12.0% and 8.7%, respectively.

        On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

        Amounts paid to third parties for interest were $131 million, $74 million and $20 million in 2000, 1999 and 1998, respectively. In 1999 and 1998, allocated interest expense was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

NOTE 11--LEASES

        We have noncancellable commitments under both capital and long-term operating leases. Capital and operating lease commitments expire at various dates through 2023. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

        Our future minimum commitments under noncancellable leases are set forth below:



                                                                    COMMITMENTS
                                                                    -----------
                                                              CAPITAL             OPERATING
                                                              -------             ---------
      2001.............................................          $ --              $  26
      2002.............................................            --                 21
      2003.............................................            --                 12
      2004.............................................            --                  9
      2005.............................................            --                  8
      Later years......................................             3                 60
                                                                 ----              -----
                                                                 $  3              $ 136
                                                                 ====              =====

        At December 30, 2000, the present value of minimum payments under capital leases was $1 million, after deducting $2 million for imputed interest. Our rental expense was $42 million, $55 million and $45 million for 2000, 1999 and 1998, respectively.

NOTE 12--FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

        As of December 30, 2000, our use of derivative instruments was limited to interest rate swaps, and futures and options contracts entered into with financial institutions. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

        The table below presents information on contracts outstanding at December 30, 2000:

                                                         NOTIONAL          CARRYING          FAIR
                                                          AMOUNT            AMOUNT           VALUE
                                                          ------            ------           -----
      Commodity futures contracts...................       $109              $--              $ 3
      Commodity options.............................        448                5                6
      Interest rate swap............................        100               --               --
      Equity futures contracts......................         10               10               10

        The table below presents information on contracts outstanding at December 25, 1999:

                                                         NOTIONAL          CARRYING          FAIR
                                                          AMOUNT            AMOUNT           VALUE
                                                          ------            ------           -----
      Commodity futures contracts...................       $ 91              $--              $ 6
      Commodity options.............................         61                1               12
      Interest rate swap............................        100               --               (2)

        FAIR VALUE Financial assets with carrying values approximating fair value include cash and cash equivalents and trade accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to the short maturity of our financial assets and liabilities, and since interest rates approximate fair value for short-term debt.

        Long-term debt at December 30, 2000 has a carrying value and fair value of $2.3 billion and $2.2 billion, respectively.

        COMMODITY PRICE RISK We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain raw materials and fuel used in our operations.

        Deferred gains and losses at year-end 2000 and 1999, as well as gains and losses recognized as part of cost of sales in 2000, 1999 and 1998, were not significant. At year-end 2000 and 1999, we had commodity contracts involving notional amounts of $557 million and $152 million outstanding, respectively. These notional amounts do not represent amounts exchanged by the parties and thus are not a measure of our exposure; rather, they are used as the basis to calculate the amounts due under the agreements.

        INTEREST RATE RISK Prior to PBG's initial public offering and our formation, we had minimal external interest rate risk to manage. Subsequent to the offering, as interest rate risk has grown, we have begun to manage interest rate exposure through the use of an interest rate swap, which converted 4% of our fixed-rate debt to floating-rate debt. Credit risk from the swap agreement is dependent both on the movement in interest rates and the possibility of non-payment by the swap counterparty. We mitigate credit risk by only entering into swap agreements with high credit-quality counterparties and by netting swap payments within each contract. The notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt and, accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt.

        OTHER RISKS At December 30, 2000, we had equity derivative contracts with financial institutions with a notional amount of $10 million. These prepaid futures contracts are for the purchase of PBG common stock and are used to hedge the portion of our deferred compensation costs which are based on PBG's stock price. These contracts are marked-to-market with changes in fair value recognized as interest expense in our Consolidated Statements of Operations. The change in fair value of these contracts was not significant in 2000. The fair value of these contracts totaled $10 million at December 30, 2000 and was recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets.

NOTE 13--PENSION AND POSTRETIREMENT BENEFIT PLANS

PENSION BENEFITS

        Our U.S. employees participate in noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of our qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit pension plans for our operations outside the U.S. was not significant.

POSTRETIREMENT BENEFITS

        Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

                                                                                                     PENSION
                                                                                         ---------------------------------
Components of net periodic benefit costs:                                                2000          1999           1998
-----------------------------------------                                                ----          ----           ----
    Service cost...............................................................          $ 27          $ 30           $ 24
    Interest cost..............................................................            49            42             37
    Expected return on plan assets.............................................           (56)          (49)           (45)
    Amortization of transition asset...........................................            --            --             (2)
    Amortization of net loss...................................................            --             4             --
    Amortization of prior service amendments...................................             5             5              4
                                                                                         ----          ----           ----
    Net periodic benefit costs.................................................            25            32             18
    Settlement loss............................................................            --            --              1
                                                                                         ----          ----           ----
    Net periodic benefit costs including settlements...........................          $ 25          $ 32           $ 19
                                                                                         ====          ====           ====

                                                                                                 POSTRETIREMENT
                                                                                         ---------------------------------
Components of net periodic benefit costs:                                                2000          1999           1998
-----------------------------------------                                                ----          ----           ----
    Service cost...............................................................          $  3          $  4           $  4
    Interest cost..............................................................            14            12             12
    Amortization of net loss...................................................             1            --             --
    Amortization of prior service amendments...................................            (6)           (5)            (5)
                                                                                         ----          ----           ----
    Net periodic benefit costs.................................................          $ 12          $ 11           $ 11
                                                                                         ====          ====           ====

        We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

                                                                                            PENSION               POSTRETIREMENT
                                                                                            -------               --------------
Changes in the benefit obligation:                                                       2000         1999       2000         1999
----------------------------------                                                       ----         ----       ----         ----
    Obligation at beginning of year.............................................         $647         $648       $206         $187
    Service cost................................................................           27           30          3            4
    Interest cost...............................................................           49           42         14           12
    Plan amendments.............................................................            4            3        (10)          --
    Actuarial (gain)/loss.......................................................          (19)         (57)        11           14
    Benefit payments............................................................          (40)         (38)       (12)         (11)
    Acquisitions and other......................................................           (4)          19         --           --
                                                                                         ----         ----       ----         ----
    Obligation at end of year...................................................         $664         $647       $212         $206
                                                                                         ====         ====       ====         ====

                                                                                            PENSION               POSTRETIREMENT
                                                                                            -------               --------------
Changes in the fair value of assets:                                                     2000         1999       2000         1999
------------------------------------                                                     ----         ----       ----         ----
    Fair value at beginning of year.............................................         $597         $541       $ --         $ --
    Actual return on plan assets................................................           96           85         --           --
    Employer contributions......................................................           16           --         12           11
    Benefit payments............................................................          (40)         (38)       (12)         (11)
    Acquisitions and other......................................................           (4)           9         --           --
                                                                                         ----         ----       ----         ----
    Fair value at end of year...................................................         $665         $597       $ --         $ --
                                                                                         ====         ====       ====         ====

        Selected information for the plans with accumulated benefit obligations in excess of plan assets:

                                                                                            PENSION                 POSTRETIREMENT
                                                                                            -------                 --------------
                                                                                         2000         1999        2000         1999
                                                                                         ----         ----        ----         ----
Projected benefit obligation....................................................          $31          $32        $212         $206
Accumulated benefit obligation..................................................           14           12         212          206
Fair value of plan assets.......................................................           --           --          --           --

        Funded status recognized on the Consolidated Balance Sheets:

                                                                                            PENSION              POSTRETIREMENT
                                                                                            -------              --------------
                                                                                       2000          1999       2000         1999
                                                                                       ----          ----       ----         ----
Funded status at end of year....................................................      $  1          $(50)      $(212)       $(206)
Unrecognized prior service cost.................................................        31            33         (21)         (17)
Unrecognized (gain)/loss........................................................       (73)          (14)         45           35
Unrecognized special termination benefits.......................................        (1)           (2)         --           --
Fourth quarter employer contributions...........................................        10            --           7            3
                                                                                      -----         ----       -----        -----
Net amounts recognized..........................................................      $(32)         $(33)      $(181)       $(185)
                                                                                      =====         ====       =====        =====

        Net amounts recognized in the Consolidated Balance Sheets:

                                                                                         PENSION                POSTRETIREMENT
                                                                                         -------                --------------
                                                                                    2000          1999          2000         1999
                                                                                    ----          ----          ----         ----
Prepaid benefit costs.........................................................      $ 31          $ 18         $  --        $  --
Accrued benefit liability.....................................................       (63)          (51)         (181)        (185)
                                                                                   ------        ------        -----        -----
Net amounts recognized........................................................      $(32)         $(33)        $(181)       $(185)
                                                                                    ====          ====         =====        =====

        The weighted-average assumptions used to compute the above information are set forth below:

                                                                                                   PENSION
                                                                                                   -------
                                                                                          2000          1999         1998
                                                                                          ----          ----         ----
Discount rate for benefit obligation............................................          7.8%          7.8%         6.8%
Expected return on plan assets..................................................         10.0%         10.0%        10.0%
Rate of compensation increase...................................................          4.6%          4.3%         4.8%

                                                                                            POSTRETIREMENT
                                                                                            --------------
                                                                                        2000          1999         1998
                                                                                        ----          ----         ----
Discount rate for benefit obligation............................................        7.8%          7.8%         6.9%

COMPONENTS OF PENSION ASSETS

        The pension plan assets are principally invested in stocks and bonds.

HEALTH CARE COST TREND RATES

        We have assumed an average increase of 5.9% in 2001 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.5% in 2005 and thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following effects:

                                                                                                                 1%            1%
                                                                                                              INCREASE      DECREASE
                                                                                                              --------      --------
Effect on total fiscal year 2000 service and interest cost components.....................................          $1         $(1)
Effect on the fiscal year 2000 accumulated postretirement benefit obligation..............................           5          (5)

OTHER EMPLOYEE BENEFIT PLANS

        We made several changes to our employee benefit plans that took effect in fiscal year 2000. The changes were made to our vacation policy, pension and retiree medical plans and included some benefit enhancements as well as cost containment provisions. These changes did not have a significant impact on our financial results in 2000.

        In 1999, we implemented a matching company contribution to our 401(k) plan, which began in 2000. The match is dependent upon the employee's contribution and years of service. Fiscal year 2000 matching company contributions were approximately $15 million.

        In the fourth quarter of 1999, we contributed $16 million to a defined contribution plan as a one-time payment for the benefit of management employees. The amount was based on full-year 1999 performance and included other incentive-related features.

NOTE 14--EMPLOYEE STOCK OPTION PLANS

        Under our long-term incentive plan, PBG stock options are issued to middle and senior management employees and vary according to salary and level. Options granted in 2000 had exercise prices ranging from $18.75 per share to $31.75 per share, expire in 10 years and become exercisable 25% after the first year, 25% after the second year and the remainder after the third year. Options granted in 1999 had exercise prices ranging from $19.25 per share to $23 per share and, with the exception of our chairman's options, are exercisable after three years and expire in 10 years. Our chairman's 1999 options are exercisable ratably over the three years following PBG's initial public offering date.

        In conjunction with PBG's initial public offering and our formation, PBG issued a one-time founders' grant of options to all full-time non-management employees in 1999 to purchase 100 shares of PBG stock. These options have an exercise price equal to the initial public offering price of $23 per share, are exercisable after three years, and expire in 10 years.

        In connection with the completion of PBG's initial public offering and our formation, PepsiCo vested substantially all non-vested PepsiCo stock options held by our employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

        The following table summarizes option activity:

                                                                                         2000                       1999
                                                                                  -----------------         ---------------------
                                                                                          WEIGHTED-                      WEIGHTED-
                                                                                           AVERAGE                        AVERAGE
                                                                                           EXERCISE                      EXERCISE
                                                                               OPTIONS      PRICE        OPTIONS           PRICE
(options in millions)                                                          -------      -----        --------          -----
Outstanding at beginning of year...........................................       11.2      $ 22.98            --         $    --
    Granted................................................................        6.6        19.13          12.1           22.98
    Exercised..............................................................       (0.1)       21.05            --              --
    Forfeited..............................................................       (1.1)       22.39          (0.9)          23.00
                                                                                 -----      -------         -----         -------
Outstanding at end of year.................................................       16.6      $ 21.50          11.2         $ 22.98
                                                                                 =====      =======         =====         =======
Exercisable at end of year.................................................        0.9      $ 22.22            --         $    --
                                                                                 =====      =======         =====         =======
Weighted-average fair value of options granted during the
    year...................................................................                 $  9.35                       $ 10.29
                                                                                            =======                       =======

        Stock options outstanding and exercisable at December 30, 2000:

                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                 ------------------------------------------------------     -----------------------------------
                                                WEIGHTED-AVERAGE
                                                   REMAINING
(options in millions)                          CONTRACTUAL LIFE        WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICE           OPTIONS           IN YEARS            EXERCISE PRICE        OPTIONS           EXERCISE PRICE
-----------------------           -------           --------            --------------        -------           --------------
$18.75-$22.99                         6.2               8.99                  $18.77             0.2                   $18.75
$23.00-$31.75                        10.4               8.02                   23.12             0.7                    23.00
                                     ----               ----                  ------             ---                   ------
                                     16.6               8.38                  $21.50             0.9                   $22.22
                                     ====               ====                  ======             ===                   ======

        We adopted the disclosure provisions of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation," but continue to measure stock-based compensation cost in accordance with the Accounting Principles Board Opinion 25 and its related interpretations. If we had measured compensation cost for the stock options granted to our employees under the fair value based method prescribed by SFAS 123, net income would have been changed to the pro forma amounts set forth below:

                                                                                                 2000          1999
                                                                                                 ----          ----
Net Income
    Reported.............................................................................        $471          $273
    Pro forma............................................................................         425           244

        The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                                                       2000          1999
                                                                                                       ----          ----
Risk-free interest rate......................................................................          6.7%          5.8%
Expected life................................................................................       7 years       7 years
Expected volatility..........................................................................           35%           30%
Expected dividend yield......................................................................         0.43%         0.35%

NOTE 15--INCOME TAXES

        We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. We had income tax expense of $22 million and $4 million in 2000 and 1999, respectively. Our income tax benefit for 1998 was $1 million. These amounts were comprised of current income tax expenses of $27 million, $4 million and $4 million and deferred income tax benefits of $5 million, $0 and $5 million in 2000, 1999 and 1998, respectively.

        The details of our 2000 and 1999 deferred tax liabilities (assets) are set forth below:



                                                                                          2000         1999
                                                                                          ----         ----
Intangible assets and property, plant and equipment.............................         $ 185        $ 191
Other...........................................................................             7            3
                                                                                         -----        -----
Gross deferred tax liabilities..................................................           192          194
                                                                                         -----        -----

Net operating loss carryforwards................................................          (139)        (132)
Various liabilities and other...................................................           (27)         (26)
                                                                                         -----        -----
Gross deferred tax assets.......................................................          (166)        (158)
Deferred tax asset valuation allowance..........................................           148          147
                                                                                         -----        -----
Net deferred tax assets.........................................................           (18)         (11)
                                                                                         -----        -----

Net deferred tax liability......................................................         $ 174        $ 183
                                                                                         =====        =====

Included in:
Prepaid expenses and other current assets.......................................         $ (13)       $ (17)
Deferred income taxes...........................................................           187          200
                                                                                         -----        -----
                                                                                         $ 174        $ 183
                                                                                         =====        =====

        We have net operating loss carryforwards totaling $402 million at December 30, 2000, which are available to reduce future taxes in the U.S., Spain, Greece and Russia. Of these carryforwards, $40 million expire in 2001 and $362 million expire at various times between 2002 and 2019. We have established a full valuation allowance for the net operating loss carryforwards attributable to Spain, Greece and Russia based upon our projection that these losses will more likely than not expire before they can be used. In addition, at December 30, 2000 we have a tax credit carryforward in the U.S. of $7 million with an indefinite carryforward period.

        Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable.

        Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have increased by $1 million and $12 million in 2000 and 1999, respectively.

        Income taxes receivable were $7 million and $0 at December 30, 2000 and December 25, 1999, respectively. Such amounts are recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets. Amounts paid to taxing authorities for income taxes were $34 million and $3 million in 2000 and 1999, respectively. In 1998 our allocable share of income taxes was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

NOTE 16--GEOGRAPHIC DATA

        We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in 41 states and the District of Columbia in the U.S. Outside the U.S., we conduct business in eight Canadian provinces, Spain, Greece and Russia.

                                                                                                         NET REVENUES
                                                                                          --------------------------------------
                                                                                            2000            1999            1998
                                                                                            ----            ----            ----
      U.S.....................................................................            $6,830          $6,352          $5,886
      Other countries.........................................................             1,152           1,153           1,155
                                                                                          ------          ------          ------
                                                                                          $7,982          $7,505          $7,041
                                                                                          ======          ======          ======

                                                                                                      LONG-LIVED ASSETS
                                                                                          --------------------------------------
                                                                                            2000            1999            1998
                                                                                            ----            ----            ----
      U.S.....................................................................            $5,719          $5,398          $5,024
      Other countries.........................................................               960             987             980
                                                                                          ------          ------          ------
                                                                                          $6,679          $6,385          $6,004
                                                                                          ======          ======          ======

NOTE 17--RELATIONSHIP WITH PEPSICO

        At the time of PBG's initial public offering we entered into a number of agreements with PepsiCo. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

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

        (3) a shared services agreement whereby PepsiCo provides us with certain administrative support, including procurement of raw materials, transaction processing, such as accounts payable and credit and collection, certain tax and treasury services, and information technology maintenance and systems development. Beginning in 1998, a PepsiCo affiliate has provided casualty insurance to us; and

        (4) transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to PBG's initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ending on or before PBG's initial public offering. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In addition, PepsiCo has agreed to use their best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice.

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

        The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                                        2000            1999            1998
                                                                                        ----            ----            ----
      Net revenues..........................................................         $   244         $   236         $   228
      Cost of sales.........................................................          (1,626)         (1,488)         (1,396)
      Selling, delivery and administrative expenses.........................             266             285             260

        We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements. There are no conditions or requirements that could result in the repayment of any marketing support payments received by us from PepsiCo.

        Net amounts receivable from PepsiCo and its affiliates were $8 million at December 30, 2000 and net amounts payable to PepsiCo and its affiliates were $5 million at December 25, 1999. Such amounts are recorded within accounts receivable and accounts payable and other current liabilities, respectively, in our Consolidated Balance Sheets.

NOTE 18--CONTINGENCIES

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

NOTE 19--ACQUISITIONS

        During 2000 and 1999, we acquired the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several independent PepsiCo franchise bottlers. These acquisitions were accounted for by the purchase method. During 2000, we acquired two territories in Canada for an aggregate purchase price of $26 million in cash. During 1999, we acquired four territories in the U.S., one in Canada and one in Russia for an aggregate purchase price of $185 million in cash and assumed debt. The aggregate purchase price exceeded the fair value of net tangible assets acquired, including the resulting tax effect, by approximately $14 million and $174 million in 2000 and 1999, respectively. The excess was recorded in intangible assets.

NOTE 20--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     FIRST          SECOND                 THIRD          FOURTH
2000 (1)                            QUARTER         QUARTER               QUARTER         QUARTER             FULL YEAR
                                    -------         -------               -------         -------             ---------
Net revenues...................      $1,545          $1,913                $2,125          $2,399                $7,982
Gross profit...................         700             880                   962           1,035                 3,577
Operating income...............          75             191                   257              68                   591
Net income.....................          51             158                   227              35                   471


                                      FIRST          SECOND                 THIRD          FOURTH
  1999                               QUARTER         QUARTER               QUARTER         QUARTER              FULL YEAR
                                     -------         -------               -------         -------              ---------
  Net revenues...................     $1,452          $1,831                $2,036          $2,186                 $7,505
  Gross profit...................        617             785                   874             933                  3,209
  Operating income...............         42              92 (2)               205              73 (3)                412
  Net income.....................         12              55                   171              35                    273


(1) Our 2000 results were impacted by a change in estimated useful lives of certain categories of assets. The favorable impact of this change in asset lives increased operating income by $14 million in the first quarter, $18 million in the second quarter, $16 million in the third quarter, $21 million in the fourth quarter and $69 million for the full year.

(2) Includes a $45 million non-cash compensation charge.

(3) Includes $61 million of income for vacation policy changes and restructuring accrual reversal.

The first, second and third quarters of each year consisted of 12 weeks, while the fourth quarter consisted of 17 weeks in 2000 and 16 weeks in 1999. The extra week in fiscal year 2000 contributed $12 million of additional net income to our fourth quarter and fiscal year 2000 results.

See Note 4 of the Consolidated Financial Statements for further information regarding unusual impairment and other charges and credits included in the table above.

                         REPORT OF INDEPENDENT AUDITORS

The Owners of
Bottling Group, LLC:

        We have audited the accompanying Consolidated Balance Sheets of Bottling Group, LLC as of December 30, 2000 and December 25, 1999, and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for each of the fiscal years in the three-year period ended December 30, 2000. These Consolidated Financial Statements are the responsibility of management of Bottling Group, LLC. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC as of December 30, 2000 and December 25, 1999, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 30, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. MANAGING DIRECTORS AND EXECUTIVE OFFICERS OF BOTTLING LLC

        The name, age and background of each of the Bottling LLC's Managing Directors is set forth below:

JOHN T. CAHILL, 43, is a Managing Director of Bottling LLC. He is also President and Chief Operating Officer of PBG and has been designated to succeed Mr. Weatherup as Chief Executive Officer of PBG in late 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

PAMELA C. MCGUIRE, 53, is a Managing Director of Bottling LLC. She is also the Senior Vice President, General Counsel and Secretary of PBG. She was the Vice President and Division Counsel of the Pepsi-Cola Company from 1989 to March 1998, at which time she was named its Vice President and Associate General Counsel. Ms. McGuire joined PepsiCo in 1977 and held several other positions in its legal department through 1989.

MATTHEW M. MCKENNA, 50, is a Managing Director of Bottling LLC. He is also the Senior Vice President and Treasurer of PepsiCo. Prior to becoming Senior Vice President and Treasurer, he served as PepsiCo's Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

        Pursuant to Item 401(b) of Regulation S-K, the executive officers of Bottling LLC are reported in Part I of this Report. Executive officers are elected by the Managing Directors of Bottling LLC, and their terms of office continue until their successors are appointed and qualified or until their earlier resignation or removal. There are no family relationships among our executive officers. Managing Directors are elected by a majority of Members of Bottling LLC and their terms of office continue until their successors are appointed and qualified or until their earlier resignation or removal, death or disability.

ITEM 11. EXECUTIVE COMPENSATION

        Summary of Cash and Certain Other Compensation. The following table provides information on compensation earned and stock options awarded for the years indicated by PBG to Bottling LLC's Chief Executive Officer and the two other executive officers of Bottling LLC as of the end of the 2000 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers. Amounts shown include compensation paid or awarded to the named executive officers for periods prior to the initial public offering.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION (1)                           LONG-TERM COMPENSATION
                                                                                                     AWARDS
                                                                                           SECURITIES
                                                                                              UNDER
                                                                          OTHER ANNUAL        LYING       ALL OTHER
NAME AND PRINCIPAL               YEAR       SALARY        BONUS ($)     COMPENSATION ($)     OPTIONS     COMPENSATION
POSITION                                      ($)                                              (#)           ($)
Craig E. Weatherup               2000   $  858,654    $ 1,488,000     $  67,500(2)                   0(3) $ 24,819(4)
Principal Executive Officer      1999      800,000      1,200,000          168,143           1,086,957      12,411
                                 1998      792,307        844,000          131,182             156,486      11,698

Lionel L. Nowell, III            2000      149,423(5)     460,650(5)         8,814(6)           95,484     500,000(7)
Principal Financial Officer      1999        ----         ----               ----                 ----        ----
                                 1998        ----         ----               ----                 ----        ----

Andrea L. Forster                2000      163,857        126,990            4,695(6)            33,707       0
Principal Accounting             1999      135,565         74,180            4,695               17,557    100,000(8)
Officer                          1998      118,599         31,270            4,695                ----        0

---------------------
(1)     Annual compensation for 2000 reflects a 53-week period.
(2) This amount includes benefits from the use of corporate transportation and reimbursement for appropriate tax-related expenses.
(3) Mr. Weatherup did not receive a long-term incentive award for 2000; however, he received a Founder's Grant of stock options in 1999.
(4) This amount includes $20,838 in preferential earnings on income deferred by Mr. Weatherup. In order to earn a preferential return, Mr. Weatherup elected a risk feature under which, if he terminated his employment, he would forfeit all his deferred income. In addition, this amount includes $3,981, which reflects the Company paid portion of a life insurance policy for Mr. Weatherup. If Mr. Weatherup dies while employed by the Company, the Company is reimbursed for its payments from the proceeds of the policy.
(5) Mr. Nowell's salary reflects his employment at PBG commencing as of August 8, 2000. Mr. Nowell's bonus reflects a full year payout based on PBG's business performance.
(6) This amount represents reimbursement for appropriate tax-related expenses.
(7) This amount reflects a one-time grant of restricted stock to ensure senior management continuity. This grant is similar to one-time awards made to key PBG managers in 1999. Mr. Nowell must remain employed by PBG through February 2003 to receive this award.
(8) This amount reflects a one-time cash award to ensure senior management continuity. Ms. Forster must remain employed by PBG through February 2002 to receive this award.

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

        STOCK OWNERSHIP AND DIRECTOR RELATIONSHIPS WITH PEPSICO. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2001, PepsiCo's ownership represented 37.9% of the outstanding Common Stock and 100% of the outstanding Class B Common Stock together representing 46.2% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary, giving PepsiCo economic ownership of 42.4% of PBG's combined operations.

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

        Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2000 are described below.

        Beverage Agreements and Purchases of Concentrates and Finished Products. PBG purchases concentrates from PepsiCo and manufactures, packages, distributes and sells carbonated and non-carbonated beverages under license agreements with PepsiCo. These agreements give PBG the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. The agreements also provide PepsiCo with the ability to set prices of such concentrates, as well as the terms of payment and other terms and conditions under which PBG purchases such concentrates. In addition, PBG bottles water under the Aquafina trademark pursuant to an agreement with PepsiCo, which provides for the payment of a royalty fee to PepsiCo. In certain instances, PBG purchases finished beverage products from PepsiCo.

        During 2000, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products were approximately $1.5 billion.

        PBG Manufacturing Services. PBG provides manufacturing services to PepsiCo in connection with the production of certain finished beverage products. In 2000, amounts paid or payable by PepsiCo to PBG for these services were approximately $21.1 million.

        Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the "Partnership"). During 2000, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $113.3 million. In addition, PBG provides certain manufacturing services in connection with the hot-filled tea products of the Partnership to PepsiCo for the benefit of the Partnership. In 2000, amounts paid or payable by PepsiCo to PBG for these services were approximately $14.8 million.

        PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 2000, amounts paid or payable to the North American Coffee Partnership by PBG were approximately $95.8 million.

        In addition to the amounts described above, PBG received approximately $4.1 million from an international joint venture, in which PepsiCo holds an equity interest.

        Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution through all of Russia except for Moscow. In 2000, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $23.7 million.

        Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement, including procurement of raw materials, processing of accounts payable and credit and collection, certain tax and treasury services and information technology maintenance and systems development. During 2000, amounts paid or payable to PepsiCo for shared services totaled approximately $138.8 million.

        Pursuant to the shared services agreements, PBG provides certain employee benefit and international tax and accounting services to PepsiCo. During 2000, payments to PBG from PepsiCo for these services totaled approximately $638,000.

        Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $10.6 million in 2000.

        Insurance Services. Hillbrook Insurance Company, Inc., a subsidiary of PepsiCo, provides insurance and risk management services to PBG pursuant to a contractual arrangement. Costs associated with such services in 2000 totaled approximately $62.1 million. Additionally, in December 2000, PBG paid Hillbrook Insurance Company, Inc. approximately $57.6 million for insurance and risk management services for 2001.

        National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo's national fountain customers. In 2000, net amounts paid or payable by PepsiCo to PBG for these services were approximately $188.5 million.

        Marketing and Other Support Arrangements. PepsiCo provides PBG with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials), capital equipment funding and shared media and advertising support. For 2000, total direct marketing support funding paid or payable to PBG by PepsiCo approximated $523.6 million.

        Transactions with Bottlers in which PepsiCo holds an Equity Interest. PBG and PepsiAmericas, Inc., a bottler in which PepsiCo owns an equity interest, and PBG and Pepsi Bottling Ventures LLC, a bottler in which PepsiCo owns an equity interest, bought from and sold to each other finished beverage products. These transactions occurred in instances where the proximity of one party's production facilities to the other party's markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for one bottler to buy finished product from another. In 2000, PBG's sales to those bottlers totaled approximately $18.5 million and purchases were approximately $1.5 million.

        PBG provides certain administrative support services to PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC. In 2000, amounts paid or payable by PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC to PBG for these services were approximately $894,000.

        Bottling Group, LLC Distribution. PepsiCo has a 7.1% ownership interest in Bottling LLC. In accordance with the Bottling LLC Limited Liability Company Agreement, PepsiCo received a $3.2 million distribution from Bottling LLC in 2000.

        Relationships and Transactions with Management and Others. Linda G. Alvarado, a member of PBG's Board of Directors, together with her husband and children, own and operate Taco Bell and Pizza Hut restaurant companies that purchase beverage products from PBG. In 2000, the total amount of these purchases was approximately $382,521.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)     1.      Financial Statements. The following consolidated
financial statements of Bottling LLC and its subsidiaries, are incorporated by reference into Part II, Item 8 of this report:

        Consolidated Statements of Operations - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998.

        Consolidated Statements of Cash Flows - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998.

        Consolidated Balance Sheets - December 30, 2000 and December 25, 1999.

        Consolidated Statements of Changes in Owners' Equity - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

                2. Financial Statement Schedule. The following financial statement schedule of Bottling LLC and its subsidiaries is included in this report on the page indicated:

                                                                                             Page
                                                                                             ----
Report of Independent Auditors...............................................................F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
              December 30, 2000, December 25, 1999 and December 26, 1998 ....................F-3

                3.      Exhibits

                                See Index to Exhibits on pages E-1 -
E-2.

        (b)     Reports on Form 8-K

                        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2001
                                                    Bottling Group, LLC


                                          By:       /s/ Craig E. Weatherup
                                                    ----------------------
                                                    Craig E. Weatherup
                                                    Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the date indicated.

SIGNATURE                                                  TITLE                                       DATE
/s/ Craig E. Weatherup                                     Principal Executive Officer                 March 28, 2001
----------------------
Craig E. Weatherup

/s/ Lionel L.  Nowell, III                                 Principal Financial Officer                 March 28, 2001
--------------------------
Lionel L. Nowell, III

/s/ Andrea L. Forster                                      Principal Accounting Officer                March 28, 2001
---------------------
Andrea L. Forster

/s/ John T. Cahill                                         Managing Director                           March 28, 2001
------------------
John T. Cahill

/s/ Pamela C. McGuire                                      Managing Director                           March 28, 2001
---------------------
Pamela C. McGuire

/s/ Matthew M. McKenna                                     Managing Director                           March 26_, 2001
----------------------
Matthew M. McKenna

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                                                     PAGE
                                                                                                                     ----
Report of Independent Auditors..................................................................................     F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 30, 2000,
      December 25, 1999 and December 26, 1998 ..................................................................     F-3

                         REPORT OF INDEPENDENT AUDITORS

Owners of
Bottling Group, LLC:

Under date of January 30, 2001, we reported on the Consolidated Balance Sheets of Bottling Group, LLC, as of December 30, 2000 and December 25, 1999, and the related Consolidated Statement of Operations, Cash Flows and Changes in Owners' Equity for each of the fiscal years in the three-year period ended December 30, 2000, which are included in the Bottling Group, LLC Annual Report on Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related consolidated financial statement schedule included in the Bottling Group, LLC Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






/S/ KPMG LLP


New York, New York
January 30, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               BOTTLING GROUP, LLC
                                   IN MILLIONS

                                                                    ADDITIONS
                                                     -----------------------------------------
                                    Balance At           Charged To           Charged To
                                     Beginning            Cost And               Other                                Balance At
      DESCRIPTION                    Of Period            Expenses           Accounts (a)        Deductions (b)      End Of Period
      -----------                    ---------            --------           ------------        --------------      -------------

FISCAL YEAR ENDED
DECEMBER 30, 2000
   Allowance for losses
        on trade accounts
        receivable ...........          $48                  $ 2                  $--                  $ 8                 $42

DECEMBER 25, 1999
   Allowance for losses
        on trade accounts
        receivable..........            $46                  $ 6                  $ 3                  $ 7                 $48

DECEMBER 26, 1998
   Allowance for losses
        on trade accounts
        receivable..........            $45                  $13                  $--                  $12                 $46

------------------------
(a) Represents recoveries of amounts previously written off.
(b) Charge off of uncollectable accounts.

                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)

EXHIBIT

3.1 Articles of Formation of Bottling LLC which is incorporated herein by reference from Exhibit 3.4 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

3.2 Amended and Restated Limited Liability Company Agreement of Bottling LLC which is incorporated herein by reference from
                Exhibit 3.5 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

4.1 Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8% Senior Notes due 2009 incorporated herein by reference to Exhibit 10.9 to PBG's Registration Statement on Form S-1/A (Registration No. 333-70291).

4.2 First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee is incorporated herein by reference to Exhibit 10.10 to PBG's Registration Statement on Form S-1/A (Registration No. 333-70291).

4.3 Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029 which is incorporated herein by reference to Exhibit 10.14 to PBG's Registration Statement on Form S-1/A (Registration No. 333-70291).

4.4 U.S. $250,000,000 364 Day Credit Agreement, dated as of April 22, 1999 among PBG, Bottling LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, , Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents which is incorporated herein by reference from Exhibit 4.5 to PBG's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

4.5 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among PBG, Bottling LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, , Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents which is incorporated herein by reference from Exhibit 4.6 to PBG's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

4.6 U.S. $250,000,000 364 Day Credit Agreement, dated as of May 3, 2000 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America, N. A., Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada, Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, The Chase Manhattan Bank, as Agent, Solomon Smith Barney Inc and Banc of America Securities LLC as Co-Lead Arrangers and Book Managers and Citibank, N.A. and Bank of America, N.A. as Co-Syndication Agents.

21              Subsidiaries of Bottling LLC.

24              Power of Attorney

27.1 Financial Data Schedule for Bottling LLC for the fiscal year ended December 30, 2000.

27.2 Restated Financial Data Schedule for Bottling LLC for the fiscal year ended December 25, 1999.
                                      E-2