Form 10-Q
period 2001-03-24
BOTTLING GROUP LLC
filed 2001-05-07
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 For the quarterly period ended March 24, 2001 (12 weeks)
                                                -------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

Commission file number


                               BOTTLING GROUP, LLC
             (Exact name of registrant as specified in its charter)

         Delaware                                                  13-4042452
----------------------------                                 -------------------
(State or other jurisdiction of                                      (I.R.S.
Employer incorporate or organization)                        Identification No.)

     One Pepsi Way, Somers, New York                                10589
-----------------------------------------                        -----------
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

                                                                                 Page No.
                                                                                 --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 weeks ended March 24, 2001 and March 18, 2000           2

                      Condensed Consolidated Statements of Cash Flows -
                           12 weeks ended March 24, 2001 and March 18, 2000           3

                      Condensed Consolidated Balance Sheets -
                           March 24, 2001 and December 30, 2000                       4

                      Notes to Condensed Consolidated Financial Statements          5-7

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                      8-10

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                               10

                      Independent Accountants' Review Report                         11

Part II               Other Information and Signatures                               12



                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited


                                                                                              12 Weeks Ended
                                                                                              --------------
                                                                                        March 24,       March 18,
                                                                                          2001            2000
                                                                                        ---------       ---------

     Net Revenues................................................................        $1,647          $1,545
     Cost of sales...............................................................           882             845
                                                                                         ------          ------

     Gross Profit................................................................           765             700
     Selling, delivery and administrative expenses...............................           675             625
                                                                                         ------          ------

     Operating Income............................................................            90              75
     Interest expense............................................................            31              30
     Interest income.............................................................            12               6
                                                                                         ------          ------

     Income before income taxes..................................................            71              51
     Income tax expense..........................................................             4               -
                                                                                         ------          ------

     Net Income..................................................................        $   67          $   51
                                                                                         ======          ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                              12 Weeks Ended
                                                                                              --------------
                                                                                        March 24,       March 18,
                                                                                          2001            2000
                                                                                        ---------       ---------
    Cash Flows - Operations
       Net income.....................................................................   $  67          $  51
       Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................      81             76
            Amortization..............................................................      30             30
            Other non-cash charges and credits, net...................................      38             33
            Changes in operating working capital:
              Trade accounts receivable...............................................       2             (8)
              Inventories.............................................................     (33)            (7)
              Prepaid expenses and other current assets...............................      10            (14)
              Accounts payable and other current liabilities..........................    (100)          (107)
                                                                                         -----          -----
            Net change in operating working capital .................................     (121)          (136)
                                                                                         -----          -----

    Net Cash Provided by Operations...................................................      95             54
                                                                                         -----          -----
    Cash Flows - Investments
       Capital expenditures...........................................................    (114)           (85)
       Notes receivable from PBG......................................................    (123)           (68)
       Other, net.....................................................................      (7)            (4)
                                                                                         -----          -----

    Net Cash Used for Investments.....................................................    (244)          (157)
                                                                                         -----          -----

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................       9              3
       Payments of third-party debt...................................................      (1)            (8)
                                                                                         -----          -----

    Net Cash Provided by (Used for) Financing.........................................       8             (5)
                                                                                         -----          -----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................      (4)            (1)
                                                                                         -----          -----
    Net Decrease in Cash and Cash Equivalents.........................................    (145)          (109)
    Cash and Cash Equivalents - Beginning of Period...................................     318            190
                                                                                         -----          -----
    Cash and Cash Equivalents - End of Period.........................................   $ 173          $  81
                                                                                         =====          =====
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................   $  65          $  87
                                                                                         =====          =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                (Unaudited)
                                                                                     March        December
                                                                                   24, 2001       30, 2000
                                                                                   --------       --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  173         $  318
  Accounts receivable, less allowance of $43 and 42 at
        March 24, 2001 and December 30, 2000, respectively.................             782            796
  Inventories..............................................................             313            281
  Prepaid expenses and other current assets................................             130            154
                                                                                     ------         ------
          Total Current Assets.............................................           1,398          1,549

Property, plant and equipment, net.........................................           2,375          2,358
Intangible assets, net.....................................................           3,643          3,694
Notes receivable from PBG..................................................             650            527
Other assets...............................................................              97            100
                                                                                     ------         ------
              Total Assets.................................................          $8,163         $8,228
                                                                                     ======         ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $  801         $  915
  Short-term borrowings....................................................              35             26
                                                                                     ------         ------
          Total Current Liabilities........................................             836            941

Long-term debt.............................................................           2,290          2,286
Other liabilities..........................................................             352            346
Deferred income taxes......................................................             184            187
Minority interest..........................................................             142            147
                                                                                     ------         ------
          Total Liabilities................................................           3,804          3,907

Owners' Equity
   Owners' net investment..................................................           4,641          4,574
   Accumulated other comprehensive loss....................................            (282)          (253)
                                                                                     ------         ------
          Total Owners' Equity.............................................           4,359          4,321
                                                                                     ------         ------
              Total Liabilities and Owners' Equity.........................          $8,163         $8,228
                                                                                     ======         ======


     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------

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

     In conjunction with PBG's initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 92.9% of Bottling LLC and PepsiCo owns the remaining 7.1%.

    On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

     The accompanying Condensed Consolidated Balance Sheet at March 24, 2001 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 24, 2001 and March 18, 2000 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2000 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - Inventories

                                                                                  March      December
                                                                                 24, 2001    30, 2000
                                                                                 --------    --------

Raw materials and supplies.............................................           $  118      $  107
Finished goods.........................................................              195         174
                                                                                  ------      ------
                                                                                  $  313      $  281
                                                                                  ======      ======

Note 4 - Property, Plant and Equipment, net

                                                                                  March      December
                                                                                 24, 2001    30, 2000
                                                                                 --------    --------


Land...................................................................           $  144      $  145
Buildings and improvements.............................................              904         903
Manufacturing and distribution equipment...............................            2,219       2,186
Marketing equipment....................................................            1,758       1,745
Other..................................................................               93          89
                                                                                  ------      ------
                                                                                   5,118       5,068
Accumulated depreciation...............................................           (2,743)     (2,710)
                                                                                  ------      ------
                                                                                  $2,375      $2,358
                                                                                  ======      ======


Note 5 - New Accounting Standards

     We adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, on the first day of fiscal year 2001. The adoption resulted in an increase in current assets of $4 million, a reduction of accumulated other comprehensive loss of $4 million and had no impact on our statement of operations.

     All derivatives are now recorded at fair value as either assets or liabilities in our consolidated balance sheet. Using qualifying criteria defined in SFAS 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

     On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings (natural hedge). These instruments are reflected in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

     As of March 24, 2001, our use of derivative instruments was limited to an interest rate swap, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

Cash Flow Hedges
     We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge the risk of adverse movements in commodity prices related to anticipated purchases of certain raw materials and fuel used in our operations. These contracts, which generally range from 1 to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements and are designated as and qualify for cash flow hedge accounting treatment.

     During the first quarter of 2001, we recognized $2 million of deferred gains from our commodity hedging into income as inventory being hedged was sold. At March 24, 2001 a $2 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet resulting from our commodity hedges. We anticipate that this loss will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in the first quarter of 2001.

Fair Value Hedges
     We finance a portion of our operations through fixed rate debt instruments. At March 24, 2001 our debt instruments primarily consisted of $2 billion of fixed rate long-term senior notes, 4% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The first quarter 2001 change in fair value of the interest rate swap was a gain of $3 million, which was recorded in interest expense in our Condensed Consolidated Statements of Operations and prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting $3 million loss was recorded in interest expense in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt in the first quarter of 2001.

Equity  derivatives
     We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability which is based on PBG's stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

Note 6 - Comprehensive Income

                                                                                    12 Weeks Ended
                                                                                    --------------
                                                                                  March          March
                                                                                 24, 2001      18, 2000
                                                                                 --------      --------

Net income.............................................................            $ 67          $ 51
Currency translation adjustment........................................             (23)          (14)
FAS 133 adjustment.....................................................              (6)            -
                                                                                   ----          ----

Comprehensive Income...................................................            $ 38          $ 37
                                                                                   ====          ====


Item 2.

Management's Discussion and Analysis of Results of Operations and
-----------------------------------------------------------------
Financial Condition
-------------------

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


Results of Operations
---------------------

                                                                                              Constant
                                                                                 Reported    Territory
                                                                                   Change       Change
                                                                                   ------       ------
     EBITDA...................................................................        11%          11%
     Volume...................................................................         4%           4%
     Net Revenue per Case.....................................................         3%           3%



EBITDA
     EBITDA was $201 million in the first quarter of 2001, representing an 11% increase over the same period of 2000. Our growth reflected a balanced equation of increased pricing and solid volume growth as well as continued favorable cost of sales trends.

Volume
     Our worldwide physical case volume was up 4% in the first quarter of 2001. In the U.S., volume increased 2% led by distribution of Sierra Mist and strong growth in Aquafina, driving increases in both our cold drink and take-home segments. Outside the U.S., our constant territory volumes increased 14% reflecting improvements across all of our markets, particularly in Russia, which grew well over 50%.

Net Revenues
     Net revenues for the quarter grew 7% on a reported basis and over 6% on a constant territory basis driven by volume growth of 4% and an approximate 3% increase in net revenue per case. Constant territory net revenue per case growth was driven by the U.S., which grew 4%, reflecting higher take-home pricing and positive package and channel mix. Outside the U.S., constant territory net revenues were up 8% reflecting a 14% increase in volume offset by a 6% decrease in net revenue per case. Excluding the negative impact of currency translations, net revenue per case was flat outside the U.S. and increased over 3% worldwide.

Cost of Sales
     Cost of sales increased $37 million, or 4%, in the first quarter of 2001. On a per case basis, cost of sales increased 1% over the same period in 2000 reflecting higher U.S. concentrate costs, which took effect in February 2001, offset by favorable currency translations and country mix.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $50 million, or 8%. This primarily reflects increased selling and delivery costs resulting from volume growth, our continued investment in our U.S. and Canadian cold drink infrastructure and higher advertising and marketing costs. Current year costs also include an approximate 1 percentage point favorable impact from currency translations.

Interest income
     Interest income increased $6 million in the first quarter of 2001 mainly reflecting higher loans to PBG, which were used by PBG to pay for interest, taxes, dividends and share repurchases.

Income tax expense
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. The current year increase in income tax expense reflects higher pre-tax income in those jurisdictions.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations increased $41 million to $95 million reflecting strong growth in net income and favorable working capital cash flows.

     Net cash used for investments increased by $87 million from $157 million in the first quarter of 2000 to $244 million in 2001, reflecting increased loans to PBG, which were used by PBG to pay for interest, taxes, dividends and share repurchases. Capital expenditures also contributed to the increase growing by $29 million, or 34%, driven by increased infrastructure spending.

     Net cash provided by financing increased by $13 million to $8 million in 2001 reflecting the timing of borrowing activities.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the risk disclosures made in our 2000 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of March 24, 2001, and the related Condensed Consolidated Statements of Operations and Cash Flows for the twelve weeks ended March 24, 2001 and March 18, 2000. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

We conducted our review in accordance with standards established by the American institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the Condensed Consolidated Financial Statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Bottling Group, LLC as of December 30, 2000, and the related Consolidated Statements of Operations, cash Flows and Changes in Owners' Equity for the fifty-three week period then ended not presented herein; and in our report dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLC


New York, New York
April 11, 2001

PART II - OTHER INFORMATION AND SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                (Registrant)



         May 7, 2001                                           Andrea L. Forster
Date:  ---------------                                 -------------------------
                                                        Controller and Principal
                                                        Accounting Officer


         May 7, 2001                                        Lionel L. Nowell III
Date:  ----------------                                -------------------------
                                                     Principal Financial Officer
                                                           and Managing Director