Form 10-Q
period 2001-06-16
BOTTLING GROUP LLC
filed 2001-07-27
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended   June 16, 2001   (24-weeks)
                                ---------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                ----------      ----------

Commission file number

                               BOTTLING GROUP, LLC
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-4042452
-------------------------------                               ----------------
(State or other jurisdiction of                                    (I.R.S.
Employer incorporate or organization)                        Identification No.)

     One Pepsi Way, Somers, New York                                10589
----------------------------------------                      -----------------
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

YES   X   NO
     ---      ----




                               Bottling Group, LLC
                               -------------------
                                      Index

                                                                                          Page No.
                                                                                          --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 16, 2001 and June 10, 2000             2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 16, 2001 and June 10, 2000                    3

                      Condensed Consolidated Balance Sheets -
                           June 16, 2001 and December 30, 2000                               4

                      Notes to Condensed Consolidated Financial Statements                 5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                             8-10

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                      11

                      Independent Accountants' Review Report                                12

Part II               Other Information and Signatures                                      13


                         PART I - FINANCIAL INFORMATION
Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                   12-weeks Ended               24-weeks Ended
                                                   ---------------              ----------------
                                               June 16,       June 10,      June 16,       June 10,
                                                 2001           2000          2001           2000
                                                 ----           ----          ----           ----

Net Revenues ................................    $ 2,060     $ 1,913         $ 3,707     $ 3,458
Cost of sales ...............................      1,108       1,033           1,990       1,878
                                                 -------     -------         -------     -------

Gross Profit ................................        952         880           1,717       1,580
Selling, delivery and administrative expenses        734         689           1,409       1,314
                                                 -------     -------         -------     -------

Operating Income ............................        218         191             308         266
Interest expense ............................         31          29              62          59
Interest income .............................        (10)         (8)            (22)        (14)
Minority interest ...........................          7           3               7           3
                                                 -------     -------         -------     -------

Income before income taxes ..................        190         167             261         218
Income tax expense before rate change .......          5           9               9           9
Income tax rate change benefit ..............        (16)          -             (16)          -
                                                 -------     -------         -------     -------

Net Income ..................................    $   201     $   158         $   268     $   209
                                                 =======     =======         =======     =======



                See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                        24-weeks Ended
                                                                                        --------------
                                                                                    June 16,       June 10,
                                                                                      2001           2000
                                                                                      ----           ----
    Cash Flows - Operations
      Net income.................................................................    $  268         $  209
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation.........................................................       167            153
            Amortization.........................................................        62             61
            Other non-cash charges and credits, net..............................        61             72
            Changes in operating working capital:
              Accounts receivable................................................      (222)          (177)
              Inventories........................................................       (87)           (49)
              Prepaid expenses and other current assets..........................        (6)           (10)
              Accounts payable and other current liabilities.....................        31             77
                                                                                    -------        -------
            Net change in operating working capital .............................      (284)          (159)
                                                                                    -------        -------

    Net Cash Provided by Operations..............................................       274            336
                                                                                    -------        -------

    Cash Flows - Investments
       Capital expenditures......................................................      (255)          (224)
       Acquisitions of bottlers..................................................         -             (2)
       Notes receivable from PBG.................................................      (150)          (152)
       Other, net................................................................       (10)            (4)
                                                                                    -------        -------
    Net Cash Used for Investments................................................      (415)          (382)
                                                                                    -------        -------

    Cash Flows - Financing
       Short-term borrowings - three months or less..............................        18              7
       Payments of third-party debt..............................................         -             (8)
                                                                                    -------        -------

    Net Cash Provided by (Used for) Financing....................................        18             (1)
                                                                                    -------        -------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents.................        (4)            (3)
                                                                                    -------        -------
    Net Decrease in Cash and Cash Equivalents....................................      (127)           (50)
    Cash and Cash Equivalents - Beginning of Period..............................       318            190
                                                                                    -------        -------
    Cash and Cash Equivalents - End of Period....................................    $  191         $  140
                                                                                    =======        =======

    Supplemental Cash Flow Information
    Non-cash owner contribution..................................................    $   74         $    -
                                                                                    =======        =======
    Third-party interest and income taxes paid...................................    $   76         $   90
                                                                                    =======        =======

                See accompanying notes to Condensed Consolidated Financial Statements.


                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                  (Unaudited)
                                                                                    June 16,     December 30,
                                                                                      2001           2000
                                                                                      ----           ----
Assets
Current Assets
  Cash and cash equivalents................................................         $   191        $   318
  Accounts receivable, less allowance of $42 at
        June 16, 2001 and December 30, 2000, respectively..................           1,013            796
  Inventories..............................................................             367            281
  Prepaid expenses and other current assets................................             135            154
                                                                                    -------        -------
          Total Current Assets.............................................           1,706          1,549

Property, plant and equipment, net.........................................           2,432          2,358
Intangible assets, net.....................................................           3,689          3,694
Notes receivable from PBG..................................................             677            527
Other assets...............................................................             102            100
                                                                                    -------        -------
           Total Assets....................................................         $ 8,606        $ 8,228
                                                                                    =======        =======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................         $   945        $   915
  Short-term borrowings....................................................              42             26
                                                                                    -------        -------
          Total Current Liabilities........................................             987            941

Long-term debt.............................................................           2,296          2,286
Other liabilities..........................................................             362            346
Deferred income taxes......................................................             179            187
Minority interest..........................................................             152            147
                                                                                    -------        -------
          Total Liabilities................................................           3,976          3,907

Owners' Equity
   Owners' net investment..................................................           4,916          4,574
   Accumulated other comprehensive loss....................................            (286)          (253)
                                                                                    -------        -------
          Total Owners' Equity.............................................           4,630          4,321
                                                                                    -------        -------
           Total Liabilities and Owners' Equity............................         $ 8,606        $ 8,228
                                                                                    =======        =======

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

     In conjunction with PBG's initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93% of Bottling LLC and PepsiCo owns the remaining 7%.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion, 7% senior notes due 2029.

     The accompanying Condensed Consolidated Balance Sheet at June 16, 2001 and the Condensed Consolidated Statements of Operations for the 12 and 24-weeks ended June 16, 2001 and June 10, 2000 and Cash Flows for the 24-weeks ended June 16, 2001 and June 10, 2000 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2000 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the second quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                                        June 16,    December 30,
                                                          2001          2000
                                                          ----          ----

Raw materials and supplies.........................     $  127        $  107
Finished goods.....................................        240           174
                                                        ------        ------
                                                        $  367        $  281
                                                        ======        ======

Note 4 - Property, Plant and Equipment, net
                                                        June 16,    December 30,
                                                          2001          2000
                                                          ----         ----
Land..............................................     $   145       $   145
Buildings and improvements........................         913           903
Manufacturing and distribution equipment..........       2,248         2,186
Marketing equipment...............................       1,806         1,745
Other.............................................          97            89
                                                        ------        ------
                                                         5,209         5,068
Accumulated depreciation..........................      (2,777)       (2,710)
                                                        ------        ------
                                                       $ 2,432       $ 2,358
                                                       =======       =======

Note 5 - Income Tax Rate Change Benefit
     In the second quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada. The changes to deferred taxes resulted in a reduction of our tax expense in the second quarter of $16 million.

     On June 29, 2001, the Province of Ontario enacted legislation that reduced the provincial income tax rate. This change will further reduce our deferred tax liabilities associated with our operations in Canada and will result in an additional income tax rate benefit in the third quarter of $8 million.

Note 6 - Owner Contribution
     On May 1, 2001, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling of Northern California. In connection with the acquisition, PBG contributed certain net assets acquired totaling $74 million to Bottling LLC increasing its ownership of us from 92.9% to 93.0%.

Note 7 - New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities
     We adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, on the first day of fiscal year 2001. The adoption resulted in an increase in current assets of $4 million, a reduction of accumulated other comprehensive loss of $4 million and had no impact on our statement of operations.

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

     As of June 16, 2001, our use of derivative instruments was limited to an interest rate swap, forward contracts, futures and options on futures contracts. Our policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

     In 2001, we recognized $2 million of deferred gains from our commodity hedging into income as inventory being hedged was sold. At June 16, 2001 a $2 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet resulting from our commodity hedges. We anticipate that this loss will be recognized, in cost of sales, in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in the second quarter or first 24-weeks of 2001.

Fair Value Hedges
     We finance a portion of our operations through fixed rate debt instruments. At June 16, 2001 our debt instruments primarily consisted of $2 billion of fixed rate long-term senior notes, 4% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The second quarter and first 24-weeks of 2001 changes in fair value of the interest rate swap was a gain of $4 million and $7 million, respectively. These gains were recorded in interest expense in our Condensed Consolidated Statements of Operations and prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting loss was recorded in interest expense in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

Equity  Derivatives
     We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability, which is based on PBG's stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

Business Combinations & Goodwill and Other Intangible Assets
     On July 20, 2001 the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and SFAS 142 replaces APB 17, "Intangible Assets". Beginning in fiscal year 2002, we anticipate that we will no longer amortize goodwill and certain franchise rights, but will evaluate them for impairment annually. We are currently reviewing these statements to determine their impact.



Note 8 - Comprehensive Income


                                                                 12-weeks Ended              24-weeks Ended
                                                                 --------------              --------------
                                                               June 16,    June 10,       June 16,     June 10,
                                                                 2001        2000           2001         2000
                                                                 ----        ----           ----         ----

Net income..................................................   $   201     $   158         $   268     $   209
Currency translation adjustment.............................        (4)         (9)            (31)        (23)
FAS 133 adjustment..........................................         -           -              (2)          -
                                                               -------     -------         -------     -------
Comprehensive Income........................................   $   197     $   149         $   235     $   186
                                                               =======     =======         =======     =======

Item 2.

Management's  Discussion  and Analysis of Results of  Operations  and  Financial
--------------------------------------------------------------------------------
Condition
---------

Overview
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is 93% owned by PBG and is fully consolidated, consists of bottling operations located in the United States, Canada, Spain, Greece and Russia.

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

Results of Operations
---------------------

                                                 Reported Change            Constant Territory Change
                                                 ---------------            -------------------------
                                                  June 16, 2001                   June 16, 2001
                                                  -------------                   -------------
                                               12-weeks     24-weeks         12-weeks       24-weeks
                                               --------     --------         --------       --------
     EBITDA...............................      12%            12%             11%             11%
     Volume...............................       5%             4%              4%              4%
     Net Revenue per Case.................       3%             3%              3%              3%


EBITDA
     EBITDA was $335 million and $537 million in the second quarter and first 24-weeks of 2001, representing a 12% increase over the same periods of 2000, respectively. On a constant territory basis, EBITDA growth was 11% for both the quarter and year-to-date periods reflecting a balanced equation of increased net revenue per case and solid volume growth as well as continued favorable cost of sales trends.

Volume
     Our worldwide physical case volume increased 5% and 4% in the second quarter and first 24-weeks of 2001, respectively. Constant territory volume growth was 4% in both the second quarter and year-to-date. In the U.S., constant territory volume increased 2% in the second quarter and year-to-date led by the introduction of Mountain Dew Code Red, distribution of Sierra Mist and strong growth in Aquafina, driving increases in both our cold drink and take-home segments. Outside the U.S., our constant territory volumes increased 12% in the quarter and 13% year-to-date reflecting improvements across all of our markets, particularly in Russia.

Net Revenues
     Net revenues for the quarter grew $147 million, an 8% increase over the prior year, raising year-to-date net revenues up 7% to $3,707 million over the same period of 2000. On a constant territory basis, net revenues grew 7% in the quarter and first 24-weeks of 2001 driven by volume growth of 4% and a 3% increase in net revenue per case, respectively. Constant territory net revenue per case growth was driven by the U.S., which grew 5% in both periods, reflecting higher take-home pricing and positive package and channel mix, which was driven by the introduction of Mountain Dew Code Red and SoBe. Outside the U.S., constant territory net revenues were up 7% in the quarter and year-to-date reflecting a double-digit increase in volume and an approximate 5% decrease in net revenue per case. Excluding the negative impact of currency translations, net revenue per case was essentially flat outside the U.S. and increased 4% worldwide in the second quarter and first 24-weeks of 2001.

Cost of Sales
     Cost of sales increased $75 million, or 7%, in the second quarter of 2001 and $112 million, or 6%, year-to-date. On a constant territory basis, cost of sales per case increased 3% for the quarter and 2% year-to-date, compared to the same periods in 2000 reflecting higher U.S. concentrate costs, and mix shifts into higher cost packages and products offset by favorable currency translations and country mix.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses grew $45 million, or 7%, in the second quarter and $95 million, or 7%, in the first 24-weeks of 2001. This primarily reflects increased selling and delivery costs resulting from volume growth and our continued investment in our U.S. and Canadian cold drink infrastructure as well as higher advertising and marketing costs. Current year costs also include an approximate 1 percentage point favorable impact from currency translations.

Interest income
     Interest income increased $2 million and $8 million in the second quarter and first 24-weeks of 2001, respectively, mainly reflecting higher loans to PBG, which were used by PBG to pay for interest, taxes, dividends and share repurchases.

Income Tax Expense Before Rate Change
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions.

Income Tax Rate Change Benefit
     In the second quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada. The changes to deferred taxes resulted in a reduction of our tax expense in the second quarter of $16 million.


     On June 29, 2001, the Province of Ontario enacted legislation that reduced the provincial income tax rate. This change will further reduce our deferred tax liabilities associated with our operations in Canada and will result in an additional income tax rate benefit in the third quarter of $8 million.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations decreased $62 million to $274 million reflecting higher working capital requirements due to the growth of our business and the unfavorable timing of payments on current liabilities, partially offset by strong growth in net income.

     Net cash used for investments increased by $33 million from $382 million in the first 24-weeks of 2000 to $415 million over the same period in 2001, primarily due to capital expenditures, which increased by $31 million, driven by increased infrastructure spending.

     Net cash provided by (used for) financing increased by $19 million from a use of cash of $1 million in 2000 to a source of cash of $18 million in 2001. This change reflects the timing of borrowing activities.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     We have no material changes to the risk disclosures made in our 2000 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of June 16, 2001, and the related Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 16, 2001 and June 10, 2000 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 16, 2001 and June 10, 2000. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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


New York, New York
July 11, 2001

                   PART II - OTHER INFORMATION AND SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                             BOTTLING GROUP, LLC
                                                             -------------------
                                                                 (Registrant)






Date:      July 27, 2001                                       Andrea L. Forster
           -------------                                       -----------------
                                                        Controller and Principal
                                                              Accounting Officer




Date:      July 27, 2001                                        Alfred H. Drewes
           -------------                                        ----------------
                                                     Principal Financial Officer
                                                           and Managing Director