Form 10-Q
period 2001-09-08
BOTTLING GROUP LLC
filed 2001-10-19
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934


For the quarterly period ended September 8, 2001   (36-weeks)
                               ------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934
For the transition period from              to
                                ----------      ----------

Commission file number

                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-4042452
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S.Employer
  incorporate or organization)                           Identification No.)

     One Pepsi Way, Somers, New York                           10589
----------------------------------------                  -----------------
(Address of principal executive offices)                      (Zip Code)

                                  914-767-6000
              (Registrant's telephone number, including area code)

                                       N/A
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
     ---      ----



                               Bottling Group, LLC
                                      Index



                                                                                Page No.
                                                                                --------

Part I           Financial Information

     Item 1.     Financial Statements

                 Condensed Consolidated Statements of Operations -
                   12 and 36-weeks ended September 8, 2001 and September 2, 2000       2

                 Condensed Consolidated Statements of Cash Flows -
                   36-weeks ended September 8, 2001 and September 2, 2000              3

                 Condensed Consolidated Balance Sheets -
                   September 8, 2001 and December 30, 2000                             4

                 Notes to Condensed Consolidated Financial Statements                5-8

     Item 2.     Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                               9-11

     Item 3.     Quantitative and Qualitative Disclosures About
                   Market Risk                                                        11

                 Independent Accountants' Review Report                               12

Part II          Other Information and Signatures                                     13


                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited


                                                                                   12-weeks Ended            36-weeks Ended
                                                                                   --------------            --------------
                                                                                September   September     September   September
                                                                                 8, 2001     2, 2000       8, 2001     2, 2000
                                                                                 -------     -------       -------     -------


     Net Revenues...............................................................  $2,274      $2,125        $5,981      $5,583
     Cost of sales..............................................................   1,222       1,163         3,212       3,041
                                                                                  ------      ------        ------      ------

     Gross Profit...............................................................   1,052         962         2,769       2,542
     Selling, delivery and administrative expenses..............................     767         705         2,176       2,019
                                                                                  ------      ------        ------      ------

     Operating Income...........................................................     285         257           593         523
     Interest expense...........................................................      29          31            91          91
     Interest income............................................................     (11)        (11)          (33)        (26)
     Foreign currency loss......................................................       -           1             -           1
     Minority interest..........................................................       6           4            13           7
                                                                                  ------      ------        ------      ------
     Income before income taxes.................................................     261         232           522         450
     Income tax expense before rate change......................................      10           5            19          14
     Income tax rate change benefit.............................................      (9)          -           (25)          -
                                                                                  ------      ------        ------      ------
     Net Income.................................................................  $  260      $  227        $  528      $  436
                                                                                  ======      ======        ======      ======




     See accompanying notes to Condensed Consolidated Financial Statements.

                              Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited


                                                                                   36-weeks Ended
                                                                                   --------------
                                                                                September   September
                                                                                 8, 2001     2, 2000
                                                                                 -------     -------

    Cash Flows - Operations
      Net income................................................................    $528        $436
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation........................................................     257         232
            Amortization........................................................      92          91
            Other non-cash charges and credits, net.............................      84         109
            Changes in operating working capital, excluding the effects of acquisitions:
              Accounts receivable...............................................    (274)       (208)
              Inventories.......................................................     (58)        (23)
              Prepaid expenses and other current assets.........................       2           -
              Accounts payable and other current liabilities....................      38          61
                                                                                    ----        ----
            Net change in operating working capital ............................    (292)       (170)
                                                                                    ----        ----

    Net Cash Provided by Operations.............................................     669         698
                                                                                    ----        ----

    Cash Flows - Investments
       Capital expenditures.....................................................    (397)       (342)
       Acquisitions of bottlers.................................................     (43)         (2)
       Notes receivable from PBG................................................    (315)       (254)
       Sale of property, plant and equipment....................................       4           4
       Other, net...............................................................     (24)         (6)
                                                                                    ----        ----

    Net Cash Used for Investments...............................................    (775)       (600)
                                                                                    ----        ----

    Cash Flows - Financing
       Short-term borrowings - three months or less.............................      16          12
       Payments of third-party debt.............................................      (1)         (9)
                                                                                    ----        ----

    Net Cash Provided by Financing..............................................      15           3
                                                                                    ----        ----


    Effect of Exchange Rate Changes on Cash and Cash Equivalents................      (4)         (6)
                                                                                    ----        ----
    Net (Decrease)/Increase in Cash and Cash Equivalents........................     (95)         95
    Cash and Cash Equivalents - Beginning of Period.............................     318         190
                                                                                    ----        ----
    Cash and Cash Equivalents - End of Period...................................    $223        $285
                                                                                    ====        ====

    Supplemental Cash Flow Information
    Non-cash owner contribution.................................................    $ 74        $  -
                                                                                    ====        ====
    Third-party interest and income taxes paid..................................    $134        $151
                                                                                    ====        ====


     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions


                                                                                (Unaudited)
                                                                                 September   December
                                                                                  8, 2001    30, 2000
                                                                                  -------    --------

Assets
Current Assets
  Cash and cash equivalents.....................................................   $  223      $  318
  Accounts receivable, less allowance of $43 at
        September 8, 2001 and $42 at December 30, 2000..........................    1,074         796
  Inventories...................................................................      340         281
  Prepaid expenses and other current assets.....................................       99         154
                                                                                   ------      ------
          Total Current Assets..................................................    1,736       1,549

  Property, plant and equipment, net............................................    2,485       2,358
  Intangible assets, net........................................................    3,692       3,694
  Notes receivable from PBG.....................................................      842         527
  Other assets..................................................................      106         100
                                                                                   ------      ------
           Total Assets.........................................................   $8,861      $8,228
                                                                                   ======      ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities................................   $  956      $  915
   Short-term borrowings........................................................       42          26
                                                                                   ------      ------
          Total Current Liabilities.............................................      998         941

  Long-term debt................................................................    2,295       2,286
  Other liabilities.............................................................      373         346
  Deferred income taxes.........................................................      159         187
  Minority interest.............................................................      154         147
                                                                                   ------      ------
          Total Liabilities.....................................................    3,979       3,907

Owners' Equity
  Owners' net investment........................................................    5,175       4,574
  Accumulated other comprehensive loss..........................................     (293)       (253)
                                                                                   ------      ------
          Total Owners' Equity..................................................    4,882       4,321
                                                                                   ------      ------
           Total Liabilities and Owners' Equity.................................   $8,861      $8,228
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

     The accompanying Condensed Consolidated Balance Sheet at September 8, 2001 and the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 8, 2001 and September 2, 2000 and Cash Flows for the 36-weeks ended September 8, 2001 and September 2, 2000 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2000 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the third quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories


                                                        September   December
                                                         8, 2001    30, 2000
                                                         -------    --------

Raw materials and supplies............................      $127        $107
Finished goods........................................       213         174
                                                            ----        ----
                                                            $340        $281
                                                            ====        ====

Note 4 - Property, Plant and Equipment, net


                                                        September   December
                                                         8, 2001    30, 2000
                                                         -------    --------

Land..................................................    $  146      $  145
Buildings and improvements............................       917         903
Manufacturing and distribution equipment..............     2,293       2,186
Marketing equipment...................................     1,846       1,745
Other.................................................       103          89
                                                          ------      ------
                                                           5,305       5,068
Accumulated depreciation..............................    (2,820)     (2,710)
                                                          ------      ------
                                                          $2,485      $2,358
                                                          ======      ======


Note 5 - Income Tax Rate Change Benefit
     During 2001, the Canadian Government passed laws reducing federal and certain provincial corporate income tax rates. These rate changes reduced deferred tax liabilities associated with our operations in Canada, and resulted in one-time gains in the 12-weeks and 36-weeks ended September 8, 2001 of $9 million and $25 million, respectively.

Note 6 - Acquisitions
     In August 2001, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Elmira Bottling Co. Inc. for $46 million in cash and assumed debt. This acquisition was accounted for by the purchase method, and was made to enable us to provide better service to our large retail customers as well as reduce costs through economies of scale.

Note 7 - Owner Contribution
     In May 2001, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling of Northern California. In connection with the acquisition, PBG contributed certain net assets acquired totaling $74 million to Bottling LLC increasing its ownership of us from 92.9% to 93.0%.

Note 8 - New Accounting Standards

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

     As of September 8, 2001, our use of derivative instruments was limited to an interest rate swap, forward contracts, futures and options on futures contracts. Our policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

     In 2001, the amount of deferred losses from our commodity hedging that we recognized into income was not material. At September 8, 2001 an $11 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets resulting from our commodity hedges. We anticipate that this loss will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in the third quarter or first 36-weeks of 2001.

Fair Value Hedges
     We finance a portion of our operations through fixed rate debt instruments. At September 8, 2001 our debt instruments primarily consisted of $2 billion of fixed rate long-term senior notes, 4% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swap was a gain of $5 million for the first 36-weeks of 2001. The fair value change was recorded in interest expense in our Condensed Consolidated Statements of Operations and in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. A corresponding adjustment was recorded in interest expense in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

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

Business Combinations & Goodwill and Other Intangible Assets
     On July 20, 2001 the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001, and SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and SFAS 142 replaces APB 17, "Intangible Assets". Effective the first day of fiscal year 2002 we will no longer amortize goodwill and certain franchise rights, but will evaluate them for impairment annually. We expect that the adoption of these statements will lower our fiscal year 2002 amortization expense by approximately $128 million.

Note 9 - Comprehensive Income



                                          12-weeks Ended           36-weeks Ended
                                          --------------           --------------
                                      September   September     September   September
                                       8, 2001     2, 2000       8, 2001     2, 2000
                                       -------     -------       -------     -------

Net income...........................     $260        $227          $528        $436
Currency translation adjustment......        2         (13)          (29)        (36)
FAS 133 adjustment...................       (9)          -           (11)          -
                                          ----        ----          ----        ----
Comprehensive Income.................     $253        $214          $488        $400
                                          ====        ====          ====        ====


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

Results of Operations
---------------------


                                    Reported Change       Constant Territory Change
                                    ---------------       -------------------------
                                   September 8, 2001          September 8, 2001
                                   -----------------          -----------------
                                  12-weeks    36-weeks      12-weeks    36-weeks
                                  --------    --------      --------    --------


     EBITDA...................       11%         11%           10%         11%
     Volume...................        4%          4%            3%          3%
     Net Revenue per Case.....        3%          3%            3%          3%


EBITDA
     On a reported basis, EBITDA was $405 million and $942 million in the third quarter and first 36-weeks of 2001, respectively, representing an 11% increase over the same periods of 2000. The constant territory growth of 10% for the third quarter and 11% for the first 36-weeks of 2001 was a reflection of higher pricing in the U.S., an increased mix of higher margin cold drink volume and continued growth in our operations outside the U.S., particularly in Russia, partially offset by investments in our cold drink infrastructure.

Volume
     Our worldwide physical case volume grew 4% in the third quarter and first 36-weeks of 2001, respectively. Constant territory volume growth was 3% in the third quarter reflecting flat volume in the U.S. and 13% growth outside the U.S. On a year-to-date basis, constant territory volume growth was 3% driven by 1% volume growth in the U.S. and 13% growth outside the United States. U.S. volume results in the third quarter include an approximate 2% negative impact from the 53rd week in 2000 that caused a shift in calendar weeks in 2001. Excluding this negative impact, U.S. volume grew approximately 2% in the third quarter and remained at 1% on a year-to-date basis. The quarter and year-to-date growth was led by the introduction of Mountain Dew Code Red, expanded distribution of Sierra Mist and strong growth in Aquafina. Outside the U.S., all countries delivered solid volume growth in both the quarter and first 36 weeks of 2001.

Net revenues
     Reported net revenues were $2,274 million and $5,981 million in the third quarter and first 36-weeks of 2001, respectively, representing a 7% increase over the prior year periods. On a constant territory basis, net revenues increased by 6% in both the quarter and year-to-date reflecting 3% volume growth and 3% growth in net revenue per case. Higher pricing, particularly in foodstores, and an increased mix of higher-revenue cold drink volume reflecting new product innovation and strong Aquafina performance, drove U.S. net revenue per case growth of 5% in both the quarter and year-to-date. Also contributing to the positive net revenue trends was solid international volume growth. Reported net revenues and net revenue per case were lowered by approximately 1 percentage point due to currency translations in both the quarter and 36-weeks ended September 8, 2001.

Cost of sales
     Cost of sales increased $59 million, or 5%, in the third quarter of 2001 and $171 million, or 6%, year-to-date. On a constant territory basis, cost of sales per case increased 1% in both the quarter and year-to-date reflecting higher U.S. concentrate costs and mix shifts into higher cost packages and products offset by country mix and favorable currency translations.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $62 million, or almost 9%, in the third quarter, bringing year-to-date growth to $157 million, or 8%, over the comparable periods in 2000. This primarily reflects increased selling and delivery costs, specifically our continued investment in our U.S. and Canadian cold drink execution including people, routes and equipment. Also contributing to the change in selling, delivery and administrative expenses are higher advertising and marketing costs offset by an approximate 1 percentage point favorable impact from currency translations.

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

Income tax rate change benefit
     During 2001, the Canadian Government passed laws reducing federal and certain provincial corporate income tax rates. These rate changes reduced deferred tax liabilities associated with our operations in Canada, and resulted in one-time gains in the 12-weeks and 36-weeks ended September 8, 2001 of $9 million and $25 million, respectively.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities decreased $29 million to $669 million in the first 36-weeks of 2001, which was primarily due to unfavorable working capital cash flows reflecting the timing of cash payments and receipts resulting from the negative impact of the 53rd week calendarization issue in 2001. Strong EBITDA growth mitigated the impact of working capital cash flows.

     Net cash used for investments increased by $175 million from $600 million at the end of the third quarter of 2000 to $775 million in the first 36-weeks of 2001, driven by higher loans to PBG, increased capital expenditures and acquisition spending. Capital expenditures increased by $55 million, or 16%, reflecting our continued investment in U.S. and Canada's cold drink infrastructure.

     Net cash provided by financing increased $12 million from the end of the third quarter of 2000 to the first 36-weeks of 2001. This change reflects higher short-term borrowings coupled with lower payments of third-party debt.

Euro
----
     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the member countries that instituted the Euro and, in June 2000, Greece also elected to institute the Euro effective January 1, 2001. We have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on the financial condition or results of operations.

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

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of September 8, 2001, and the related Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 8, 2001 and September 2, 2000 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 8, 2001 and September 2, 2000. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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



New York, New York
October 9, 2001

                   PART II - OTHER INFORMATION AND SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                        BOTTLING GROUP, LLC
                                                  ------------------------------
                                                           (Registrant)



Date:      October 19, 2001                            Andrea L. Forster
        ----------------------                   -------------------------------
                                                     Controller and Principal
                                                       Accounting Officer



Date:      October 19, 2001                            Alfred H. Drewes
        ----------------------                  --------------------------------
                                                  Principal Financial Officer
                                                     and Managing Director