Form 10-K405
period 2001-12-29
BOTTLING GROUP LLC
filed 2002-03-28
CIK 1087835

                                                                    NO. 1
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 29, 2001

                               BOTTLING GROUP, LLC
                                  ONE PEPSI WAY
                             SOMERS, NEW YORK 10589
                                 (914) 767-6000

      INCORPORATED IN DELAWARE                      13-4042452
   (JURISDICTION OF INCORPORATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            -------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES
                           EXCHANGE ACT OF 1934: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES
                           EXCHANGE ACT OF 1934: NONE

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  [X]       NO [_]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

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

      PBG was incorporated in Delaware in January, 1999 as a wholly-owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2002, PepsiCo's ownership represented 37.9% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 42.9% of the voting power of all classes of PBG's voting stock.

      PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contributions of assets, PBG owns 93% and PepsiCo owns the remaining 7%.

RECENT ACQUISITION

      On March 13, 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey for a purchase price of approximately $100 million in cash and assumed debt.

PRINCIPAL PRODUCTS

      We are the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. Pepsi-Cola beverages sold by us include PEPSI-COLA, DIET PEPSI, PEPSI ONE, PEPSI TWIST, MOUNTAIN DEW, MOUNTAIN DEW CODE RED, AMP, LIPTON BRISK, LIPTON'S ICED TEA, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO, FRUITWORKS, SIERRA MIST, DOLE and SOBE and, outside the U.S., 7UP, PEPSI MAX, MIRINDA and KAS. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER, 7UP and ALL SPORT in the U.S. Approximately 79% of our volume is sold in the United States, and the remaining 21% is sold in Canada, Spain, Greece and Russia. We have an extensive distribution system in the United States and Canada. In Russia, Spain and Greece, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

      We purchase the concentrates to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies.

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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

      Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, DIET PEPSI, PEPSI ONE, PEPSI TWIST, MOUNTAIN DEW, MOUNTAIN DEW CODE RED, AMP, LIPTON BRISK, LIPTON'S ICED TEA, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO, FRUITWORKS, SIERRA MIST, DOLE, SOBE and outside the U.S., 7UP, PEPSI MAX, MIRINDA and KAS. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER, 7UP and ALL SPORT in the U.S.

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

      Terms of the Master Bottling Agreement. The Master Bottling Agreement under which we manufacture, package, sell and distribute the cola beverages bearing the PEPSI-COLA and PEPSI trademarks was entered into in March of 1999. The Master Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the Master Bottling Agreement with respect to the prices at which we sell our products.

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

      The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2001, PepsiCo approved our annual plan.

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

      Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area -- currently representing approximately 13.2% of PepsiCo's U.S. bottling system in terms of volume -- if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

      An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG's voting securities without the consent of PepsiCo. As of February 21, 2002, no shareholder of PBG, other than PepsiCo, holds more than 7.0% of PBG's Common Stock.

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

      Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, MOUNTAIN DEW CODE RED, SLICE, SIERRA MIST, AQUAFINA, FRUITWORKS, MUG root beer and cream soda. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. PBG's non-cola bottling agreements will terminate if PepsiCo terminates PBG's Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to PBG.

      PBG also has agreements with PepsiCo granting PBG exclusive rights to distribute AMP and DOLE in all of PBG's territories and SOBE in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Master Syrup Agreement. The Master Syrup Agreement grants PBG the exclusive right to manufacture, sell and distribute fountain syrup to local customers in PBG territories. The Master Syrup Agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint PBG to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, PBG will have the exclusive right to service fountain equipment for all of the national account customers within PBG's territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

      The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay PBG the fair market value of our rights thereunder.

      PBG's Master Syrup Agreement will terminate if PepsiCo terminates PBG's Master Bottling Agreement.

      Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc -- for DR PEPPER, 7UP, SCHWEPPES and CANADA DRY, the Pepsi/Lipton Tea Partnership -- for LIPTON BRISK and LIPTON'S ICED TEA, the North American Coffee Partnership -- for STARBUCKS FRAPPUCCINO, and Monarch Company -- for ALL SPORT, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

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

SEASONALITY

      Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 75% of our operating income is typically earned during the second and third quarters. Over 80% of cash flow from operations is typically generated in the third and fourth quarters.

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

GOVERNMENTAL REGULATION APPLICABLE TO BOTTLING LLC

      Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to the laws and regulations of, among other agencies, the Department of Transportation, and various federal, state and local occupational and environmental laws. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act and laws relating to the operation, maintenance of and financial responsibility for, fuel storage tanks. We believe that our current legal, operational and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

      In addition to the Canadian deposit legislation described above, Ontario, Canada, currently has a regulation requiring that 30% of all soft drinks sold in Ontario be bottled in refillable containers. This regulation is currently being reviewed by the Canadian Ministry of the Environment.

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

      Soft Drink Excise Tax Legislation

      Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece and Russia, but are consistent with the value-added tax rate for other consumer products.

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

EMPLOYEES

      As of December 29, 2001, we employed approximately 37,000 full-time workers, of whom approximately 30,000 were employed in the United States. Approximately 8,800 of our full-time workers in the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements with the exception of a labor dispute at certain of our New Jersey facilities, which was successfully resolved on July 22, 2001.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

      See Note 16 to Bottling LLC's Consolidated Financial Statements set forth in Item 8 below.

ITEM 2.  PROPERTIES

      We operate 70 soft drink production facilities worldwide, of which 62 are owned and 8 are leased. Of our 328 distribution facilities, 264 are owned and 64 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

      We also own or lease and operate approximately 28,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.2 million soft drink dispensing and vending machines.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information pertaining to the executive officers of Bottling LLC as of February 21, 2002:

JOHN T. CAHILL, 44, is the Principal Executive Officer of Bottling LLC. Mr. Cahill is currently the Chief Executive Officer of PBG. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ALFRED H. DREWES, 46, is the Principal Financial Officer of Bottling LLC. He is also the Senior Vice President and Chief Financial Officer of PBG. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ANDREA L. FORSTER, 42, is the Principal Accounting Officer of Bottling LLC. She is also Vice President and Controller of PBG. In September 2000, Ms. Forster was also named Corporate Compliance Officer for PBG. Following several years with Deloitte Haskins and Sells, Ms. Forster joined PepsiCo in 1987 as a Senior Analyst in External Reporting. She progressed through a number of positions in the accounting and reporting functions and, in 1998, was appointed Assistant Controller of the Pepsi-Cola Company. She was named Assistant Controller of PBG in 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      There is no public trading market for the ownership interest of Bottling LLC.

      ITEM 6. SELECTED FINANCIAL DATA

      SELECTED FINANCIAL AND OPERATING DATA



in millions

FISCAL YEARS ENDED                                           2001      2000(1)         1999        1998        1997        1996
                                                           -------     -------        -------     -------     -------     -------
STATEMENT OF OPERATIONS DATA:
   Net revenues                                            $ 8,443     $ 7,982        $ 7,505     $ 7,041     $ 6,592     $ 6,603
   Cost of sales                                             4,580       4,405          4,296       4,181       3,832       3,844
                                                           -------     -------        -------     -------     -------     -------
   Gross profit                                              3,863       3,577          3,209       2,860       2,760       2,759
   Selling, delivery and administrative expenses             3,185       2,986          2,813       2,583       2,425       2,392
   Unusual impairment and other charges and credits (2)         --          --            (16)        222          --          --
                                                           -------     -------        -------     -------     -------     -------
   Operating income                                            678         591            412          55         335         367
   Interest expense, net                                        78          89            129         157         160         163
   Foreign currency loss (gain)                                 --           1              1          26          (2)          4
   Minority interest                                            14           8              5           4           4           7
                                                           -------     -------        -------     -------     -------     -------
   Income (loss) before income taxes                           586         493            277        (132)        173         193
   Income tax (benefit) expense (3)                             (1)         22              4          (1)          1           6
                                                           -------     -------        -------     -------     -------     -------
   Net income (loss)                                       $   587     $   471        $   273     $  (131)    $   172     $   187
                                                           =======     =======        =======     =======     =======     =======

BALANCE SHEET DATA (AT PERIOD END):
   Total assets                                            $ 8,677     $ 8,228        $ 7,799     $ 7,227     $ 7,095     $ 6,947
   Long-term debt:
      Allocation of PepsiCo long-term debt                      --          --             --       2,300       2,300       2,300
      Due to third parties                                   2,299       2,286          2,284          61          96         127
                                                           -------     -------        -------     -------     -------     -------
        Total long-term debt                                 2,299       2,286          2,284       2,361       2,396       2,427
   Minority interest                                           154         147            141         112          93         102
   Accumulated other comprehensive loss                       (416)       (253)          (222)       (238)       (184)       (102)
   Owners' equity                                            4,596       4,321          3,928       3,283       3,336       3,128


      (1) Our fiscal year 2000 results were impacted by the inclusion of an extra week in our fiscal year. The extra week increased net income by $12 million.

      (2) Unusual impairment and other charges and credits comprises of the following:

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

      (3) Fiscal Year 2001 includes Canada tax law change benefits of $25 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See "Management's Financial Review" set forth in Item 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Financial Review" set forth in Item 8 below.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S FINANCIAL REVIEW
-----------------------------
OVERVIEW
--------

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


      The following discussion and analysis covers the key drivers behind our success in 2001 and is broken down into six major sections. The first three sections provide an overview, discuss related party transactions, and focus on items that affect the comparability of historical or future results. The next two sections provide an analysis of our results of operations and liquidity and financial condition. The last section contains a discussion of our market risks and cautionary statements. The discussion and analysis throughout Management's Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes.

Constant Territory

      We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are derived by adjusting current year results to exclude significant current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions, as if they had occurred on the first day of the prior fiscal year. In addition, 2000 constant territory results exclude the impact from an additional week in our fiscal year ("53rd week"), which occurs every five or six years, as our fiscal year ends on the last Saturday in December. Constant territory results also exclude any unusual impairment and other charges and credits discussed below and in Note 4 to the Consolidated Financial Statements.

Use of EBITDA

      EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under accounting principles generally accepted in the United States of America ("GAAP"), and should not be considered an alternative to measurements required by GAAP such as net income or cash flows. In addition, EBITDA excludes the impact of the non-cash portion of the unusual impairment and other charges and credits discussed below and in Note 4 to the Consolidated Financial Statements.

Critical Accounting Policies

      The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as advice of external experts, in determining the estimates that affect our Consolidated Financial Statements. We have policies and procedures in place to ensure conformity with GAAP and we focus your attention on the following:

      REVENUE RECOGNITION We recognize revenue when our products are delivered to customers. Sales terms do not allow a right of return unless product freshness dating has expired.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS We determine our allowance for doubtful accounts based on an evaluation of the aging of our receivable portfolio. Our reserve contemplates our historical loss rate on receivables and the economic environment in which we operate.

      RECOVERABILITY OF LONG-LIVED ASSETS We review all long-lived assets, including intangible assets, when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, we write down an impaired asset to its estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows, which are discounted based on our weighted-average cost of capital.

      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT We use derivative instruments to hedge against the risk of adverse movements in the price of certain commodities and fuel used in our operations. Our use of derivative instruments is limited to interest rate swaps, forward contracts, futures and options on futures contracts. Our company policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. The fair value of our derivatives is generally based on quoted market prices. The evaluation of hedge effectiveness is subject to assumptions based on terms and timing of underlying exposures.

      COMMITMENTS AND CONTINGENCIES We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

      For a more detailed discussion of our significant accounting policies, refer to Note 2 of our Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

      At the time of PBG's initial public offering we entered into a number of agreements with PepsiCo. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

      (1) the master bottling agreement for cola beverages bearing the "Pepsi-Cola" and "Pepsi" trademark in the United States; bottling and distribution agreements for non-cola products in the United States, including Mountain Dew; and a master fountain syrup agreement in the United States;

      (2) agreements similar to the master bottling agreement and the non-cola agreements for each specific country, including Canada, Spain, Greece and Russia, as well as a fountain syrup agreement similar to the master syrup agreement for Canada;

      (3) a shared services agreement whereby PepsiCo provides us or we provide PepsiCo with certain administrative support, including procurement of raw materials, transaction processing, such as accounts payable and credit and collection, certain tax and treasury services, and information technology maintenance and systems development. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service. From 1998 through 2001, a PepsiCo affiliate provided casualty insurance to us; and

      (4) transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities,and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ending on or before the initial public offering. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In addition, PepsiCo has agreed to use their best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice.

      We purchase concentrate from PepsiCo that is used in the production of carbonated soft drinks and other ready-to-drink beverages. The price of concentrate is determined annually by PepsiCo at its sole discretion. We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. We reflect such purchases in cost of sales.

      We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its sole discretion, provides us with various forms of marketing support to promote its beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investment, and shared media expense. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as a reduction of selling, delivery and administrative expense. There are no conditions or other requirements that could result in a repayment of marketing support received.

      We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in selling, delivery and administrative expenses. We pay a royalty fee to PepsiCo for the Aquafina trademark.

      Refer to the Items That Affect Historical or Future Comparability section of Management's Financial Review for further discussions of concentrate supply and bottler incentives. In addition, refer to Note 2 of our Consolidated Financial Statements for further discussions on accounting for bottler incentives and Note 17 for further discussions on our relationship with PepsiCo.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
----------------------------------------------------

New Accounting Standards

      During 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002 we will no longer amortize goodwill and certain franchise rights, but will evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets are not impaired. The adoption of SFAS 142 will reduce our fiscal year 2002 amortization expense by approximately $128 million.

      In addition, during 2001 the FASB also issued SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 144 superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 143 is effective for fiscal year 2003 and SFAS 144 is effective for fiscal year 2002 and we do not anticipate that the adoption of these statements will have a material impact on our Consolidated Financial Statements.

      During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives," addressing the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. In January 2001, the EITF reached a consensus on Issue 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in EITF 00-14, from a vendor to a reseller or another party that purchases the vendor's products. In November 2001, the EITF codified Issues 00-14, 00-22 and 00-25 as Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 00-22 was effective for the first quarter of 2001 and was not material to our Consolidated Financial Statements. The remainder of EITF 01-9 is effective for 2002 and we do not anticipate that the adoption will have a material impact on our Consolidated Financial Statements.

      Our Consolidated Financial Statements reflect the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, on the first day of fiscal year 2001. SFAS 133, which was issued in 1998, establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

Asset Lives

      At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 3 to the Consolidated Financial Statements, lowered total depreciation cost by approximately $69 million in 2000 as compared to 1999. The estimated useful lives of our assets were the same in 2001 and 2000.

Fiscal Year

      Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2001 and 1999 consisted of 52 weeks while fiscal year 2000 consisted of 53 weeks. The following table illustrates the approximate dollar and percentage point impacts that the extra week had on our operating results:


      (dollars in millions)                            PERCENTAGE POINTS
                                                --------------------------------
                                 DOLLARS        2001 VS. 2000      2000 VS. 1999
                                 -------        -------------      -------------
      Volume                       N/A                (2)                2
      Net Revenues                $113                (1)                2
      Net Income                  $ 12                (3)                4
      EBITDA                      $ 14                (2)                2

PBG's Initial Public Offering


      PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG became a public company through an initial public offering on March 31, 1999. PBG's initial public offering consisted of 100 million shares of common stock sold to the public, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. As a result of PBG's share repurchase program, PepsiCo's ownership has increased to 37.7% of the outstanding common stock and 100% of PBG's Class B common stock, together representing 42.8% of the voting power of all classes of PBG's voting stock at December 29, 2001. In addition, PepsiCo owns 7% of the equity of Bottling LLC, as of December 29, 2001. We are fully consolidated by PBG.

      For the period prior to PBG's initial public offering and the formation of Bottling LLC, we prepared our Consolidated Financial Statements as a "carve-out" from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. Certain costs reflected in the Consolidated Financial Statements may not necessarily be indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity from the first day of fiscal year 1999. These costs include an allocation of PepsiCo's corporate overhead and interest expense:

- We included overhead related to PepsiCo's corporate administrative functions based on a specific identification of PepsiCo's administrative costs relating to the bottling operations and, to the extent that such identification was not practicable, based upon the percentage of our revenues to PepsiCo's consolidated net revenues. These costs are included in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

- We allocated $2.3 billion of PepsiCo's debt to our business and charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year.

The amounts of the historical allocations described above are as follows:

      (dollars in millions)                                    1999
                                                               ----
      Corporate overhead expense                             $   3
      Interest expense                                       $  16
      PepsiCo's weighted-average interest rate                 5.8%


Unusual Impairment and Other Charges and Credits

      Our operating results were affected by the following unusual charges and credits:

      (dollars in millions)                            1999
                                                       ----
      Non-cash compensation charge                     $ 45
      Vacation policy change                            (53)
      Asset impairment and restructuring charges         (8)
                                                       ----
                                                       $(16)
                                                       ====

      -     Non-cash Compensation Charge

            In connection with the completion of PBG's initial public offering, PepsiCo vested substantially all non-vested PepsiCo stock options held by our employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

      -     Vacation Policy Change

            As a result of changes to our employee benefit and compensation plans in 1999, employees now earn vacation time evenly throughout the year based upon service rendered. Previously, employees were fully vested at the beginning of each year. As a result of this change, we reversed an accrual of $53 million into income in 1999.

      -     Asset Impairment and Restructuring Charge

            In the fourth quarter of 1999, $8 million of the remaining restructuring reserve recorded in 1998 relating to an asset impairment and restructuring in our Russian operations, was reversed into income. The reversal was necessitated as actual costs incurred to renegotiate manufacturing and leasing contracts in Russia and to reduce the number of employees were less than the amounts originally estimated.

Comparability of our operating results may also be affected by the following:

Concentrate Supply

      We buy concentrate, the critical flavor ingredient for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually.

      In February 2001, PepsiCo announced an increase of approximately 3% in the price of U.S. concentrate. PepsiCo has recently announced a further increase of approximately 3%, effective February 2002. Amounts paid or payable to PepsiCo and its affiliates for concentrate were $1,584 million, $1,507 million and $1,418 million in 2001, 2000 and 1999, respectively.

Bottler Incentives

      PepsiCo and other brand owners provide us with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of the brand owners. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media, and advertising support. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs, and is recorded as an adjustment to net revenues. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded as a reduction to selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses. There are no conditions or other requirements that could result in a repayment of marketing support received.

      The total bottler incentives we received from PepsiCo and other brand owners were $598 million, $566 million and $563 million for 2001, 2000 and 1999, respectively. Of these amounts, we recorded $293 million, $277 million and $263 million for 2001, 2000 and 1999, respectively, in net revenues, and the remainder as a reduction of selling, delivery and administrative expenses. The amount of our bottler incentives received from PepsiCo was more than 90% of our total bottler incentives in each of the three years, with the balance received from the other brand owners.

Employee Benefit Plan Changes

      We made several changes to our employee benefit plans that took effect in fiscal year 2000. The changes were made to our vacation policy, pension and retiree medical plans and included some benefit enhancements as well as cost containment provisions. These changes did not have a significant impact on our financial results in 2001 or 2000.

      In 1999, we implemented a matching company contribution to our 401(k) plan that began in 2000. The match is dependent upon the employee's contribution and years of service. The matching company contribution was approximately $17 million and $15 million in 2001 and 2000, respectively.

      In the fourth quarter of 1999 we recognized a $16 million compensation charge related to full-year 1999 performance. This expense was one-time in nature and was for the benefit of our management employees, reflecting our successful operating results as well as providing certain incentive-related features.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999


                                                         2001          2000          1999
                                                       -------        ------       -------
NET REVENUES ...................................       $ 8,443        $7,982       $ 7,505
Cost of sales ..................................         4,580         4,405         4,296
                                                       -------        ------       -------
GROSS PROFIT ...................................         3,863         3,577         3,209

Selling, delivery and administrative expenses ..         3,185         2,986         2,813
Unusual impairment and other charges and credits            --            --           (16)
                                                       -------        ------       -------
OPERATING INCOME ...............................           678           591           412

Interest expense ...............................           132           136           140
Interest income ................................            54            47            11
Foreign currency loss ..........................            --             1             1
Minority interest ..............................            14             8             5
                                                       -------        ------       -------

INCOME BEFORE INCOME TAXES .....................           586           493           277
Income tax expense before rate change                       24            22             4
Income tax rate change benefit .................           (25)           --            --
                                                       -------        ------       -------

NET INCOME .....................................       $   587        $  471       $   273
                                                       =======        ======       =======


      See accompanying notes to Consolidated Financial Statements.

MANAGEMENT'S FINANCIAL REVIEW

RESULTS OF OPERATIONS
---------------------

                                  FISCAL 2001 VS. 2000*     FISCAL 2000 VS. 1999*
                                  --------------------    -----------------------
                                              CONSTANT                   CONSTANT
                                  REPORTED   TERRITORY     REPORTED     TERRITORY
                                   CHANGE      CHANGE       CHANGE        CHANGE
                                   ------      ------       ------        ------
      EBITDA .............          12%          13%          18%          16%
      Volume .............           2%           3%           3%           1%
      Net Revenue per Case           3%           3%           3%           3%

      * Fiscal years 2001 and 1999 consisted of 52 weeks while fiscal year 2000 consisted of 53 weeks.

EBITDA

      On a reported basis, EBITDA was $1,192 million in 2001, representing a 12% increase over 2000, including an approximate 2 percentage point negative impact from the 53rd week in 2000. Constant territory growth of 13% for 2001 was a reflection of higher pricing, an increased mix of higher margin cold drink volume, and solid volume growth in the U.S., as well as continued growth in our operations outside the U.S., particularly in Russia. These increases were partially offset by investments in our cold drink infrastructure.

      In 2000, reported EBITDA was $1,062 million, representing an 18% increase over 1999, with the 53rd week contributing approximately 2 percentage points of the growth. Constant territory EBITDA was 16% higher than 1999, driven by continued pricing improvements in our take-home segment, mix shifts to higher-margin cold drink volume, favorable cost of sales trends, and improved results outside the United States.

VOLUME

      Our worldwide physical case volume grew 2% in 2001, including an approximate 2 percentage point negative impact from the 53rd week in 2000. Constant territory volume growth was 3% in 2001, reflecting U.S. growth of more than 1% and 10% growth outside the United States. U.S. growth was led by the introductions of Mountain Dew Code Red and Pepsi Twist, expanded distribution of Sierra Mist, strong growth in Aquafina, as well as the integration of SoBe in the majority of our markets. This growth was partially offset by declines in brand Pepsi. New product innovation and consistent in-store execution resulted in positive cold drink and take-home volume growth in the United States. In addition, take-home volume growth in the U.S. benefited from significant growth in mass merchandiser volume. Outside the U.S., all countries delivered solid volume growth in 2001, led by our operations in Russia. Volume growth in Russia was driven by the introduction of Mountain Dew and continued growth of Aqua Minerale, our water product, and Fiesta, our value brand beverage.

      Our reported worldwide physical case volume grew 3% in 2000, with the 53rd week contributing approximately 2 percentage points of the growth. Worldwide constant territory volume grew 1% in 2000 with flat volume growth from our U.S. operations and 7% growth from our operations outside the United States. In the U.S., volume results reflected growth in our cold drink segment and the favorable impact of the launch of Sierra Mist in the fourth quarter of 2000, offset by declines in our take-home business. Our cold drink trends reflected our successful placement of additional cold drink equipment in the United States. Take-home volume remained lower for the year reflecting the effect of our price increases in that segment. Our volume growth outside the U.S. was led by Russia where we have reestablished brand Pepsi, introduced Fiesta, and continued to increase distribution of Aqua Minerale. Partially offsetting the growth in Russia were volume declines in Canada resulting from significant take-home price increases in that country.

NET REVENUES

      Reported net revenues were $8,443 million in 2001, representing a 6% increase over the prior year, including an approximate 1 percentage point negative impact from the 53rd week in 2000. On a constant territory basis, net revenues increased by 6%, reflecting 3% volume growth and 3% growth in net revenue per case. Constant territory U.S. net revenues grew 6% consisting of 5% growth in net revenue per case and volume growth of more than 1%. U.S. net revenue per case results reflect higher pricing, primarily in foodstores, and an increased mix of higher-revenue cold drink volume from new product innovation and double-digit Aquafina growth. Constant territory net revenues outside the U.S. grew 7%, reflecting volume growth of 10%, offset by declines in net revenue per case of 3%. Excluding the negative impact from currency translations, net revenue per case growth was flat outside the U.S. and increased 4% worldwide.

      Reported net revenues were $7,982 million in 2000, a 6% increase over the prior year, with the 53rd week contributing approximately 2 percentage points of the growth. On a constant territory basis, worldwide net revenues grew more than 4%, driven by a 1% volume increase and a 3% increase in net revenue per case. Constant territory net revenue per case growth was driven by the U.S., which grew 6%, reflecting higher pricing, particularly in our take-home segment, and an increased mix of higher-revenue cold drink volume. These results were partially offset by account level investment spending aimed at sustainable Aquafina and cold drink inventory gains in the marketplace. Outside the U.S., constant territory net revenues were down 1%, reflecting a 7% increase in volume, offset by an 8% decrease in net revenue per case. Excluding the negative impact from currency translations, net revenue per case decreased 1% outside the U.S. and increased 4% worldwide.

COST OF SALES

      Cost of sales increased $175 million, or 4% in 2001, including an approximate 2 percentage point favorable impact from the 53rd week in 2000. On a constant territory basis, cost of sales increased 5% driven by a 3% increase in volume and a more than 1% increase in cost of sales per case. The increase in cost of sales per case reflects higher U.S. concentrate costs and mix shifts into higher cost packages and products, offset by country mix and favorable currency translations.

      Cost of sales increased $109 million, or 3% in 2000, with the 53rd week contributing approximately 2 percentage points of the growth. On a per case basis, cost of sales was essentially flat in 2000. Included in cost of sales in 2000 were the favorable impacts from the change in our estimated useful lives of manufacturing assets, which totaled $34 million in 2000 and an approximate 1 percentage point favorable impact from currency translations. Excluding the effects of the change in asset lives and currency translations, cost of sales on a per case basis was more than 1% higher, as higher U.S. concentrate costs were partially offset by favorable packaging and sweetener costs, favorable country mix, and efficiencies in production.


SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

      Selling, delivery and administrative expenses grew $199 million, or 7%, over the comparable period in 2000, including an approximate 1 percentage point favorable impact from the 53rd week in 2000. Approximately half of the increase came from higher selling and delivery costs, specifically our continued investments in our U.S. and Canadian cold drink strategy including people, routes and equipment. Also contributing to the growth in selling, delivery and administrative expenses are higher advertising and marketing costs and higher costs associated with investments in our information technology systems.

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

INTEREST EXPENSE

      Fiscal year 2001 interest expense was $4 million lower than in 2000 due to a lower effective interest rate on our debt, which resulted from decreasing market interest rates in 2001. Fiscal year 2000 interest expense was $4 million lower than 1999 reflecting lower external debt outside the U.S.

INTEREST INCOME

      Fiscal year 2001 interest income was $7 million higher than 2000 while 2000 interest income was $36 million higher than 1999. The increase in interest income for both years primarily reflects additional loans to PBG, which were used by PBG to pay for interest, taxes and share repurchases.

MINORITY INTEREST

      PBG has a direct minority ownership in one of our subsidiaries. Accordingly, our Consolidated Financial Statements reflect PBG's share of consolidated net income as minority interest in our Consolidated Statements of Operations. The growth in minority interest expense over the last three years is due to higher earnings by our subsidiary over the same periods.

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

INCOME TAX RATE CHANGE BENEFIT

      During 2001, the Canadian Government enacted legislation reducing federal and certain provincial corporate income tax rates. These rate changes reduced deferred tax liabilities associated with our operations in Canada, and resulted in one-time gains totaling $25 million in 2001.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)
FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
--------------------------------------------------------------------------------


                                                                                       2001              2000              1999
                                                                                     -------           -------           -------
CASH FLOWS--OPERATIONS
Net income ................................................................          $   587           $   471           $   273
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation ...........................................................              379               340               374
   Amortization ...........................................................              135               131               131
   Non-cash unusual impairment and other charges and credits ..............               --                --               (16)
   Other non-cash charges and credits, net ................................              146               145               124
   Changes in operating working capital, excluding effects of acquisitions:
      Accounts receivable .................................................              (28)                8               (30)
      Inventories .........................................................              (50)               11                 3
      Prepaid expenses and other current assets ...........................              (29)             (102)                3
      Accounts payable and other current liabilities ......................               56                22                45
                                                                                     -------           -------           -------
        Net change in operating working capital ...........................              (51)              (61)               21
                                                                                     -------           -------           -------
NET CASH PROVIDED BY OPERATIONS ...........................................            1,196             1,026               907
                                                                                     -------           -------           -------
CASH FLOWS--INVESTMENTS
Capital expenditures ......................................................             (593)             (515)             (560)
Acquisitions of bottlers ..................................................              (52)              (26)             (176)
Sales of property, plant and equipment ....................................                6                 9                22
Notes receivable from PBG, Inc. ...........................................             (310)             (268)             (259)
Other, net ................................................................             (123)              (52)              (19)
                                                                                     -------           -------           -------
NET CASH USED FOR INVESTMENTS .............................................           (1,072)             (852)             (992)
                                                                                     -------           -------           -------
CASH FLOWS--FINANCING
Short-term borrowings--three months or less ...............................               50                12               (58)
Proceeds from long-term debt ..............................................               --                --             2,276
Replacement of PepsiCo allocated debt .....................................               --                --            (2,300)
Payments of long-term debt ................................................               --                (9)              (90)
(Distributions to)/contributions from owners ..............................             (223)              (45)              416
                                                                                     -------           -------           -------
NET CASH (USED FOR) PROVIDED BY FINANCING .................................             (173)              (42)              244
                                                                                     -------           -------           -------
Effect of Exchange Rate Changes on Cash and Cash Equivalents ..............               (7)               (4)               (5)
                                                                                     -------           -------           -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................              (56)              128               154
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR ..............................              318               190                36
                                                                                     -------           -------           -------
CASH AND CASH EQUIVALENTS--END OF YEAR ....................................          $   262           $   318           $   190
                                                                                     =======           =======           =======


See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED BALANCE SHEETS

(in millions)
DECEMBER 29, 2001 AND DECEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                       2001              2000
                                                                     -------           -------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................          $   262           $   318
Accounts receivable, less allowance of $42 in 2001 and 2000              823               796
Inventories ...............................................              331               281
Prepaid expenses and other current assets .................              115               154
                                                                     -------           -------
   TOTAL CURRENT ASSETS ...................................            1,531             1,549
Property, plant and equipment, net ........................            2,543             2,358
Intangible assets, net ....................................            3,684             3,694
Notes receivable from PBG, Inc. ...........................              837               527
Other assets ..............................................               82               100
                                                                     -------           -------
   TOTAL ASSETS ...........................................          $ 8,677           $ 8,228
                                                                     =======           =======

LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities ............          $   977           $   915
Short-term borrowings .....................................               77                26
                                                                     -------           -------
   TOTAL CURRENT LIABILITIES ..............................            1,054               941

Long-term debt ............................................            2,299             2,286
Other liabilities .........................................              406               346
Deferred income taxes .....................................              168               187
Minority interest .........................................              154               147
                                                                     -------           -------
   TOTAL LIABILITIES ......................................            4,081             3,907
OWNERS' EQUITY
Owners' net investment ....................................            5,012             4,574
Accumulated other comprehensive loss ......................             (416)             (253)
                                                                     -------           -------
   TOTAL OWNERS' EQUITY ...................................            4,596             4,321
                                                                     -------           -------
      TOTAL LIABILITIES AND OWNERS' EQUITY ................          $ 8,677           $ 8,228
                                                                     =======           =======


See accompanying notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity Prior to our Separation from PepsiCo and PBG's Initial Public Offering

      We financed our capital investments and acquisitions through cash flow from operations and advances from PepsiCo prior to our separation from PepsiCo and PBG's initial public offering. Under PepsiCo's centralized cash management system, PepsiCo deposited sufficient cash in our bank accounts to meet our daily obligations, and withdrew excess funds from those accounts. These transactions are included in (distributions to)/contributions from owners in our Consolidated Statements of Cash Flows.

      Liquidity After PBG's Initial Public Offering

      Subsequent to PBG's initial public offering, we have financed our capital investments and acquisitions primarily through cash flow from operations. We believe that our future cash flow from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, dividends and working capital requirements.

      Financing Transactions

      On February 9, 1999, $1.3 billion of 5 5/8% senior notes and $1.0 billion of 5 3/8% senior notes which are guaranteed by PepsiCo. During the second quarter of 1999, we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

      The proceeds from the above financing transactions were used to repay obligations to PepsiCo and fund acquisitions.

      Capital Expenditures

      We have incurred and will continue to incur capital costs to maintain and grow our infrastructure, including acquisitions and investments in developing market opportunities.

      - Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $593 million, $515 million and $560 million during 2001, 2000 and 1999, respectively. We believe that capital infrastructure spending will continue to be significant, driven by our investments in the cold drink segment and capacity needs.

      - We intend to continue to pursue acquisitions of independent PepsiCo bottlers in the U.S. and Canada, particularly in territories contiguous to our own, where they create shareholder value. These acquisitions will enable us to provide better service to our large retail customers, as well as to reduce costs through economies of scale. We also plan to evaluate international acquisition opportunities as they become available. Cash spending on acquisitions was $52 million, $26 million and $176 million in 2001, 2000 and 1999, respectively. In addition, PBG contributed $74 million of net assets relating to the acquisition of Pepsi-Cola Bottling of Northern California to us in 2001.

CASH FLOWS

      Fiscal 2001 Compared to Fiscal 2000

      Net cash provided by operating activities increased $170 million to $1,196 million in 2001, driven by strong EBITDA growth and the timing of casualty insurance payments, partially offset by higher working capital due to growth in our business.

      Net cash used for investments increased by $220 million from $852 million in 2000 to $1,072 million in 2001, driven by increased loans made to PBG, increased capital expenditures and acquisition spending.

      Net cash used for financing increased by $131 million to $173 million in 2001. This increase is primarily due to increased distributions to the owners.

      Fiscal 2000 Compared to Fiscal 1999

      Net cash provided by operating activities increased $119 million to $1,026 million in 2000 driven by strong EBITDA growth partially offset by the timing of casualty insurance payments in 2000, which significantly contributed to our unfavorable change in operating working capital.

      Net cash used by investments decreased by $140 million from $992 million in 1999 to $852 million in 2000, primarily due to acquisition spending, which was $150 million lower in 2000. Capital expenditures decreased by $45 million, or 8%, as increases in the U.S. associated with our cold drink strategy were offset by decreases outside the United States.

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

MARKET RISKS AND CAUTIONARY STATEMENTS
--------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, the financial position of the company routinely is subject to a variety of risks. These risks include the risk associated with the price of commodities purchased and used in our business, interest rate on outstanding debt and currency movements of non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate, including the collectibility of accounts receivable. We regularly assess all of these risks and have policies and procedures in place to protect against the adverse effects of these exposures.

      Our objective in managing our exposure to fluctuations in commodity prices, interest rates, and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we primarily enter into commodity forward contracts, commodity futures and options on futures contracts and interest rate swaps. Our company policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

      A sensitivity analysis has been prepared to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments. To perform the sensitivity analysis, we assessed the risk of loss in fair values from the hypothetical changes in commodity prices, interest rates, and foreign currency exchange rates on market-sensitive instruments. Information provided by this sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor were held constant. In addition, the results of the analysis are constrained by the fact that certain items are specifically excluded from the analysis, while the financial instruments that relate to the financing or hedging of those items are included. As a result, the reported changes in the values of some financial instruments that affect the results of the sensitivity analysis are not matched with the offsetting changes in the values of the items that those instruments are designed to finance or hedge.

      The results of the sensitivity analysis at December 29, 2001 are as follows:

      Commodity Price Risk

      We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of aluminum and fuel used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for aluminum and fuel oil purchases in 2002, which establish our purchase price within defined ranges. These contracts have notional amounts of $573 million and $557 million at December 29, 2001 and December 30, 2000, respectively. These notional amounts do not represent amounts exchanged by the parties and thus are not a measure of our exposure; rather, they are used as a basis to calculate the amounts due under the agreements. We estimate that a 10% decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $15 million and $18 million at December 29, 2001 and December 30, 2000, respectively.

      Interest Rate Risk

      The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt representing differences between market interest rates and the fixed rate on the debt. With respect to this market risk, we currently have an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt. This interest rate swap has a notional value of $100 million at December 29, 2001 and December 30, 2000. We estimate that a 10% decrease in interest rates with all other variables held constant would have resulted in a net increase in the fair value of our financial instruments, both our fixed rate debt and our interest rate swap, of $52 million and $66 million at December 29, 2001 and December 30, 2000, respectively.

      Foreign Currency Exchange Rate Risk

      In 2001, approximately 15% of our net revenues came from Canada, Spain, Greece and Russia. Social, economic, and political conditions in these international markets may adversely affect our results of operations, cash flows, and financial condition. The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies, and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets are affected by fluctuations in foreign currency exchange rates.

      As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We have not hedged currency risks because cash flows from international operations have generally been reinvested locally, nor historically have we entered into hedges to minimize the volatility of reported earnings. We estimate that a 10% change in foreign exchange rates with all other variables held constant would have affected reported income before income taxes by less than $30 million in 2001 and 2000.

      Foreign currency gains and losses reflect translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries and transaction gains and losses. Russia is considered a highly inflationary economy for accounting purposes.

EURO

      We have successfully executed our plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. We have experienced no business interruption as a result of the issuance and circulation of Euro-denominated bills and coins beginning January 1, 2002. Our financial systems and processes have been successfully converted to accommodate the Euro. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on the financial condition or results of operations.

      CAUTIONARY STATEMENTS


      Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and Bottling Group, LLC's operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, an inability to meet projections for performance in newly acquired territories, and unfavorable interest rate and currency fluctuations.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

(in millions)

FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 25, 1999
--------------------------------------------------------------------------------


                                                         ACCUMULATED
                                         OWNERS'            OTHER
                                           NET           COMPREHENSIVE                  COMPREHENSIVE
                                        INVESTMENT           LOSS            TOTAL       INCOME/(LOSS)
                                        ----------           ----            -----       -------------
BALANCE AT DECEMBER 26, 1998 ...          $ 3,521           $(238)          $ 3,283
  Comprehensive income:
    Net income .................              273              --               273           $ 273
    Currency translation
      adjustment ...............               --              (3)               (3)             (3)
    Minimum pension liability
      adjustment ...............               --              19                19              19
                                                                                              -----
  Total comprehensive income ...                                                              $ 289
                                                                                              =====
  Owner contributions ..........              356              --               356
                                          -------           -----           -------


BALANCE AT DECEMBER 25, 1999 ...            4,150            (222)            3,928
  Comprehensive income:
    Net income .................              471              --               471           $ 471
    Currency translation
      adjustment ...............               --             (31)              (31)            (31)
                                                                                              -----
  Total comprehensive income ...                                                              $ 440
                                                                                              =====
  Cash distributions to owners .              (45)             --               (45)
  Non-cash distribution to owner               (2)             --                (2)
                                          -------           -----           -------

BALANCE AT DECEMBER 30, 2000 ...            4,574            (253)            4,321
  Comprehensive income:
    Net income .................              587              --               587           $ 587
    Currency translation
      adjustment ...............               --             (48)              (48)            (48)
    Minimum pension liability ..               --             (96)              (96)            (96)
      adjustment
    FAS 133 adjustment .........               --             (19)              (19)            (19)
                                                                                              -----
  Total comprehensive income ...                                                              $ 424
                                                                                              =====
  Cash distributions to owners .             (223)             --              (223)
  Non-cash contribution from
      owner ....................               74              --                74
                                          -------           -----           -------

BALANCE AT DECEMBER 29, 2001 ...          $ 5,012           $(416)          $ 4,596
                                          =======           =====           =======


See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular dollars in millions
--------------------------------------------------------------------------------

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

      PBG was incorporated in Delaware in January 1999 and, prior to its formation, PBG was an operating unit of PepsiCo. PBG's initial public offering consisted of 100 million shares of common stock sold to the public on March 31, 1999, equivalent to 65% of its outstanding common stock, leaving PepsiCo the owner of the remaining 35% of outstanding common stock. As a result of PBG's share repurchase program, PepsiCo's ownership has increased to 37.7% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 42.8% of the voting power of all classes of our voting stock at December 29, 2001.

      In addition, in conjunction with its initial public offering, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93% of Bottling LLC and PepsiCo owns the remaining 7%.

      The accompanying Consolidated Financial Statements include information that has been presented on a "carve-out" basis for the periods prior to PBG's initial public offering and our formation. This information includes the historical results of operations and assets and liabilities directly related to Bottling LLC, and has been prepared from PepsiCo's historical accounting records. Certain estimates, assumptions and allocations were made in determining such financial statement information. Therefore, these Consolidated Financial Statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had we been a separate, independent company from the first day of fiscal year 1999.

      On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2001 and 2000, we made cash distributions to our owners totaling $223 million and $45 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      NEW ACCOUNTING STANDARDS During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we will no longer amortize goodwill and certain franchise rights, but will evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets are not impaired. The adoption of SFAS 142 will reduce our fiscal year 2002 amortization expense by approximately $128 million.

      In addition, during 2001 the FASB also issued SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 144 superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." and Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 143 is effective for fiscal year 2003 and SFAS 144 is effective for fiscal year 2002 and we do not anticipate that the adoption of these statements will have a material impact on our Consolidated Financial Statements.

      During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives," addressing the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. In January 2001, the EITF reached a consensus on Issue 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 addresses the income statement classification of consideration, other than that directly addressed in EITF 00-14, from a vendor to a reseller or another party that purchases the vendor's products. In November 2001, the EITF codified Issues 00-14, 00-22 and 00-25 as Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF 00-22 was effective for the first quarter of 2001 and was not material to our Consolidated Financial Statements. The remainder of EITF 01-9 is effective for 2002 and we do not anticipate that the adoption will have a material impact on our Consolidated Financial Statements.

      Our Consolidated Financial Statements reflect the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, on the first day of fiscal year 2001. SFAS 133, which was issued in 1998, establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value.

      BASIS OF CONSOLIDATION The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.

      FISCAL YEAR Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2001 and 1999 consisted of 52 weeks while fiscal year 2000 consisted of 53 weeks.

      REVENUE RECOGNITION We recognize revenue when our products are delivered to customers. Sales terms do not allow a right of return unless product freshness dating has expired. Reserves for returned product were $4 million, $3 million and $2 million at fiscal years ended 2001, 2000 and 1999, respectively.

      ADVERTISING AND MARKETING COSTS We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs in the year incurred. Advertising and marketing costs were $389 million, $350 million and $342 million in 2001, 2000 and 1999, respectively.

      BOTTLER INCENTIVES PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media, and advertising support. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as a reduction of selling, delivery and administrative expenses. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs and is recorded as an adjustment to net revenues. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded as a reduction of selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses. There are no conditions or other requirements that could result in a repayment of marketing support received.

      The total bottler incentives we received from PepsiCo and other brand owners were $598 million, $566 million and $563 million for 2001, 2000 and 1999, respectively. Of these amounts, we recorded $293 million, $277 million and $263 million for 2001, 2000 and 1999, respectively, in net revenues, and the remainder as a reduction of selling, delivery and administrative expenses. The amount of our bottler incentives received from PepsiCo was more than 90% of our bottler incentives in each of the three years, with the balance received from the other brand owners.

      SHIPPING AND HANDLING COSTS We record shipping and handling costs within selling, delivery and administrative expenses. Such costs totaled $947 million, $925 million and $915 million in 2001, 2000 and 1999, respectively.

      FOREIGN CURRENCY GAINS AND LOSSES We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries and transaction gains and losses. Russia is considered a highly inflationary economy for accounting purposes.

      INCOME TAXES We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In accordance with SFAS 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. With the exception of certain of our subsidiaries for which we have recorded deferred taxes in our Consolidated Financial Statements, deferred taxes associated with our U.S. operations are recorded directly by our owners.

      CASH EQUIVALENTS Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS We determine our allowance for doubtful accounts based on an evaluation of the aging of our receivable portfolio. Our reserve contemplates our historical loss rate on receivables and the economic environment in which we operate.

      INVENTORIES We value our inventories at the lower of cost computed on the first-in, first-out method or net realizable value.

      PROPERTY, PLANT AND EQUIPMENT We state property, plant and equipment ("PP&E") at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair-market value, which then becomes the new cost basis.

      INTANGIBLE ASSETS Identifiable intangible assets arise principally from the allocation of the purchase price of businesses acquired, and consist primarily of territorial franchise rights. Our franchise rights are typically perpetual in duration, subject to compliance with the underlying franchise agreement. We assign amounts to such identifiable intangibles based on their estimated fair value at the date of acquisition. Goodwill represents the residual purchase price after allocation to all identifiable net assets. Identifiable intangible assets are evaluated at the date of acquisition and amortized on a straight-line basis over their estimated useful lives, which in most cases is from 20-40 years the maximum period permitted by GAAP.

      RECOVERABILITY OF LONG-LIVED ASSETS We review all long-lived assets, including intangible assets, when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, we write down an impaired asset to its estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows, which are discounted based on our weighted-average cost of capital. Accordingly, actual results could vary significantly from such estimates.

      MINORITY INTEREST PBG has a direct minority ownership in one of our subsidiaries. PBG's share of combined income or loss and assets and liabilities in the subsidiary is accounted for as minority interest.

      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT We use derivative instruments to hedge against the risk of adverse movements in the price of certain commodities and fuel used in our operations. Our use of derivative instruments is limited to interest rate swaps, forward contracts, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

      All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction ("cash flow hedge"). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

      On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings ("natural hedge"). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

      STOCK-BASED EMPLOYEE COMPENSATION We measure stock-based compensation expense in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock options granted to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant.

      COMMITMENTS AND CONTINGENCIES We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

      RECLASSIFICATIONS Certain reclassifications were made in our Consolidated Financial Statements to 2000 and 1999 amounts to conform with the 2001 presentation.

NOTE 3 -- COMPARABILITY OF RESULTS

Asset Lives


      At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation cost by approximately $69 million. In 2001 we are utilizing the same asset lives as in 2000.

      (in years)
                                                                      ESTIMATED USEFUL LIVES
                                                                      ----------------------
                                                                            2000      1999
                                                                            ----      ----
      Manufacturing equipment.......................................         15           10
      Heavy fleet ..................................................         10            8
      Fountain dispensing equipment.................................          7            5
      Small specialty coolers and specialty marketing equipment.....          3       5 to 7


Fiscal Year

      Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2001 and 1999 consisted of 52 weeks while fiscal year 2000 consisted of 53 weeks. The extra week in 2000 contributed approximately $12 million of additional net income to our 2000 operating results.

PBG's Initial Public Offering

     For the period prior to PBG's initial public offering and the formation of Bottling LLC, we prepared our Consolidated Financial Statements as a "carve-out" from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. Certain costs reflected in the Consolidated Financial Statements may not necessarily be indicative of the costs that we would have incurred had we operated as an independent, stand-alone entity from the first day of fiscal year 1999. These costs include an allocation of PepsiCo's corporate overhead and interest expense:

      - We included overhead related to PepsiCo's corporate administrative functions based on a specific identification of PepsiCo's administrative costs relating to the bottling operations and, to the extent that such identification was not practicable, based upon the percentage of our revenues to PepsiCo's consolidated net revenues. These costs are included in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

      - We allocated $2.3 billion of PepsiCo's debt to our business and charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $2.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year.

      The amounts of the historical allocations described above are as follows:

                                                       1999
                                                       ----
      Corporate overhead expense .............          $ 3
      Interest expense .......................          $16
      PepsiCo's weighted-average interest rate          5.8%


NOTE 4 -- UNUSUAL IMPAIRMENT AND OTHER CHARGES AND CREDITS

      Our operating results were affected by the following unusual charges and credits:

                                                          1999
                                                          ----
      Non-cash compensation charge .............          $ 45
      Vacation policy change ...................           (53)
      Asset impairment and restructuring charges            (8)
                                                          ----
                                                          $(16)
                                                          ====


      -     Non-cash Compensation Charge

            In connection with the completion of PBG's initial public offering, PepsiCo vested substantially all non-vested PepsiCo stock options held by our employees. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999, equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

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

      -     Asset Impairment and Restructuring Charges

            In the fourth quarter of 1999, $8 million of the remaining restructuring reserve recorded in 1998, relating to an asset impairment and restructuring in our Russian operations, was reversed into income. The reversal was necessitated as actual costs incurred to renegotiate manufacturing and leasing contracts in Russia and to reduce the number of employees were less than the amounts originally estimated.

NOTE 5 -- INVENTORIES


                                                      2001            2000
                                                      ----            ----
      Raw materials and supplies .........            $117            $107
      Finished goods .....................             214             174
                                                      ----            ----
                                                      $331            $281
                                                      ====            ====

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                          2001              2000
                                                        -------           -------
      Land ...................................          $   145           $   145
      Buildings and improvements .............              925               903
      Manufacturing and distribution equipment            2,308             2,169
      Marketing equipment ....................            1,846             1,745
      Other ..................................              121               106
                                                        -------           -------
                                                          5,345             5,068
      Accumulated depreciation ...............           (2,802)           (2,710)
                                                        -------           -------
                                                        $ 2,543           $ 2,358
                                                        =======           =======


      We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:


        Buildings and improvements.............     20-33 years
        Production equipment...................     15 years
        Distribution equipment.................     5-10 years
        Marketing equipment....................     3-7 years


NOTE 7 -- INTANGIBLE ASSETS, NET


                                                                    2001              2000
                                                                   -------           -------
      Franchise rights and other identifiable intangibles          $ 3,636           $ 3,557
      Goodwill ..........................................            1,574             1,591
                                                                   -------           -------
                                                                     5,210             5,148
      Accumulated amortization ..........................           (1,526)           (1,454)
                                                                   -------           -------
                                                                   $ 3,684           $ 3,694
                                                                   =======           =======

NOTE 8 -- NOTES RECEIVABLE FROM PBG

      We have loaned PBG $310 million and $268 million during 2001 and 2000, respectively, net of repayments. These loans were made through a series of 5-year notes, with interest rates ranging from 2.4% and 8.0%. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and in 2001, for acquisitions. Accrued interest receivable from PBG on these notes totaled $44 million and $26 million at December 29, 2001 and December 30, 2000, respectively, and is recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets.

NOTE 9 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES


                                                       2001           2000
                                                       ----           ----
      Accounts payable .....................           $362           $344
      Trade incentives .....................            205            206
      Accrued compensation and benefits ....            141            147
      Accrued interest .....................             47             48
      Accounts payable to PepsiCo ..........             17             --
      Other current liabilities ............            205            170
                                                       ----           ----
                                                       $977           $915
                                                       ====           ====

NOTE 10 -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT


                                                                 2001            2000
                                                                ------          ------
      Short-term borrowings
         Current maturities of long-term debt ........          $    3          $    1
         Other short-term borrowings .................              74              25
                                                                ------          ------
                                                                $   77          $   26
                                                                ======          ======
      Long-term debt
         5 5/8% senior notes due 2009 ................          $1,300          $1,300
         5 3/8% senior notes due 2004 ................           1,000           1,000
         Other .......................................              18               6
                                                                ------          ------

                                                                 2,318           2,306
         Less: Unamortized discount ...................             16              19
               Current maturities of long-term debt ...              3               1
                                                                ------          ------
                                                                $2,299          $2,286
                                                                ======          ======

      Maturities of long-term debt as of December 29, 2001 are 2002: $3 million, 2003: $3 million, 2004: $1,008 million, 2005: $0, 2006: $0 and thereafter,
$1,304 million.

      The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes were issued on February 9, 1999 and are guaranteed by PepsiCo. During the second quarter of 1999 we executed an interest rate swap converting 4% of our fixed-rate debt to floating-rate debt.

      We allocated $2.3 billion of PepsiCo's long-term debt in our financial statements prior to issuing the senior notes referred to above. Our interest expense includes the related allocated interest expense of $16 million in 1999, and is based on PepsiCo's weighted-average interest rate of 5.8% in 1999.

      We have available short-term bank credit lines of approximately $177 million and $135 million at December 29, 2001 and December 30, 2000, respectively. These lines are used to support general operating needs of our business outside the United States. The weighted-average interest rate for these lines of credit outstanding at December 29, 2001 and December 30, 2000 was 4.3% and 8.9%, respectively.

      On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

      Amounts paid to third parties for interest were $121 million, $131 million and $74 million in 2001, 2000 and 1999, respectively. In 1999, allocated interest expense was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

NOTE 11 -- LEASES

    We have noncancellable commitments under both capital and long-term operating leases. Capital and operating lease commitments expire at various dates through 2021. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

    Our future minimum commitments under noncancellable leases are set forth below:


                                                        COMMITMENTS
                                                 ----------------------------
                                                 CAPITAL            OPERATING
                                                 -------            ---------
      2002 .......................                $ --                $ 22
      2003 .......................                  --                  20
      2004 .......................                  --                  17
      2005 .......................                  --                  16
      2006 .......................                  --                  14
      Later years ................                   3                  82
                                                  ----                ----
                                                  $  3                $171
                                                  ====                ====

      At December 29, 2001, the present value of minimum payments under capital leases was $1 million, after deducting $2 million for imputed interest. Our rental expense was $40 million, $42 million and $55 million for 2001, 2000 and 1999, respectively.

NOTE 12 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      These Consolidated Financial Statements reflect the implementation of SFAS 133, as amended by SFAS 138, on the first day of fiscal year 2001. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 2000, the FASB issued SFAS 138, amending the accounting and reporting standards of SFAS 133. Prior to the adoption of SFAS 133, there were no deferred gains or losses from our hedging activities recorded in our Consolidated Financial Statements. The adoption of these statements resulted in the recording of a deferred gain in our Consolidated Balance Sheets, which was recorded as an increase to current assets of $4 million and a reduction of accumulated other comprehensive loss of $4 million. Furthermore, the adoption had no impact on our Consolidated Statement of Operations.

      As of December 29, 2001, our use of derivative instruments is limited to an interest rate swap, forward contracts, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

      CASH FLOW HEDGE We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge the risk of adverse movements in commodity prices related to anticipated purchases of aluminum and fuel used in our operations. These contracts, which generally range from 1 to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements and are designated as and qualify for cash flow hedge accounting treatment.

      In 2001, the amount of deferred losses from our commodity hedging that we recognized into income was $4 million. At December 29, 2001 a $19 million deferred loss remained in accumulated other comprehensive loss in our Consolidated Balance Sheets resulting from our commodity hedges. We anticipate that this loss will be recognized in cost of sales in our Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2001.

      FAIR VALUE HEDGES We finance a portion of our operations through fixed-rate debt instruments. At December 29, 2001 our debt instruments primarily consisted of $2.3 billion of fixed-rate long-term senior notes, 4% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment, and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swap was a gain of $7 million in 2001. The fair value change was recorded in interest expense in our Consolidated Statements of Operations and in prepaid expenses and other current assets in our Consolidated Balance Sheets. An offsetting adjustment was recorded in interest expense in our Consolidated Statements of Operations and in long-term debt in our Consolidated Balance Sheets representing the change in fair value in long-term debt.

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

      FAIR VALUE Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to the short maturity of our financial assets and liabilities, and since interest rates approximate fair value for short-term debt.

      Long-term debt at December 29, 2001 had a carrying value and fair value of $2.3 billion, and at December 30, 2000 had a carrying value and fair value of $2.3 billion and $2.2 billion, respectively.

NOTE 13 -- PENSION AND POSTRETIREMENT BENEFIT PLANS

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

                                                                 PENSION
                                                    ----------------------------------
Components of net periodic benefit costs:           2001           2000           1999
------------------------------------------          ----           ----           ----
  Service cost ...........................          $ 28           $ 27           $ 30
  Interest cost ..........................            50             49             42
  Expected return on plan assets .........           (60)           (56)           (49)
  Amortization of net loss ...............            --             --              4
  Amortization of prior service amendments             4              5              5
                                                    ----           ----           ----
  Net periodic benefit costs .............          $ 22           $ 25           $ 32
                                                    ====           ====           ====


                                                              POSTRETIREMENT
                                                    ----------------------------------
Components of net periodic benefit costs:           2001           2000           1999
------------------------------------------          ----           ----           ----
  Service cost ...........................          $  3           $  3           $  4
  Interest cost ..........................            16             14             12
  Amortization of net loss ...............             1              1             --
  Amortization of prior service amendments            (6)            (6)            (5)
                                                    ----           ----           ----
  Net periodic benefit costs .............          $ 14           $ 12           $ 11
                                                    ====           ====           ====

      We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

                                                   PENSION                     POSTRETIREMENT
                                            ---------------------           ---------------------
Changes in the benefit obligation:           2001            2000            2001            2000
----------------------------------          -----           -----           -----           -----
  Obligation at beginning of year           $ 664           $ 647           $ 212           $ 206
  Service cost ...................             28              27               3               3
  Interest cost ..................             50              49              16              14
  Plan amendments ................             10               4              --             (10)
  Actuarial loss/(gain) ..........             48             (19)             14              11
  Benefit payments ...............            (40)            (40)            (17)            (12)
  Acquisitions and other .........             --              (4)             --              --
                                            -----           -----           -----           -----
  Obligation at end of year ......          $ 760           $ 664           $ 228           $ 212
                                            =====           =====           =====           =====


                                                     PENSION                    POSTRETIREMENT
                                              ---------------------           -------------------
Changes in the fair value of assets:           2001            2000           2001           2000
------------------------------------          -----           -----           ----           ----
  Fair value at beginning of year ..          $ 665           $ 597           $ --           $ --
  Actual (loss)/gain on plan assets            (117)             96             --             --
  Employer contributions ...........             70              16             17             12
  Benefit payments .................            (40)            (40)           (17)           (12)
  Acquisitions and other ...........             --              (4)            --             --
                                              -----           -----           ----           ----
  Fair value at end of year ........          $ 578           $ 665           $ --           $ --
                                              =====           =====           ====           ====


      Selected information for the plans with accumulated benefit obligations in excess of plan assets:

                                             PENSION                  POSTRETIREMENT
                                        -----------------          ------------------
                                        2001         2000          2001          2000
                                        ----          ---          ----          ----
Projected benefit obligation .          $760          $31          $228          $212
Accumulated benefit obligation           690           14           228           212
Fair value of plan assets ....           604           --            --            --

      Funded status recognized on the Consolidated Balance Sheets:


                                                     PENSION                      POSTRETIREMENT
                                               --------------------           ---------------------
                                                2001           2000            2001            2000
                                               -----           ----           -----           -----
Funded status at end of year ........          $(182)          $  1           $(228)          $(212)
Unrecognized prior service cost .....             36             31             (16)            (21)
Unrecognized loss/(gain) ............            153            (73)             57              45
Unrecognized transition asset .......             (1)            (1)             --              --
Fourth quarter employer contributions             26             10               5               7
                                               -----           ----           -----           -----
Net amounts recognized ..............          $  32           $(32)          $(182)          $(181)
                                               =====           ====           =====           =====

      Net amounts recognized in the Consolidated Balance Sheets:

                                                     PENSION                    POSTRETIREMENT
                                              --------------------           ---------------------
                                               2001           2000            2001            2000
                                              -----           ----           -----           -----
Prepaid expenses ...................          $  --           $ 31           $  --           $  --
Other liabilities ..................           (101)           (63)           (182)           (181)
Intangible assets, net .............             37             --              --              --
Accumulated other comprehensive loss             96             --              --              --
                                              -----           ----           -----           -----
Net amounts recognized .............          $  32           $(32)          $(182)          $(181)
                                              =====           ====           =====           =====


      At December 29, 2001, the accumulated benefit obligation of certain PBG pension plans exceeded the fair market value of the plan assets resulting in the recognition of an additional unfunded liability as a minimum balance sheet liability. As a result of this additional liability, an intangible asset of $37 million and an increase to accumulated other comprehensive loss of $96 million were recognized.

      The weighted-average assumptions used to compute the above information are set forth below:


                                                               PENSION
                                              ----------------------------------------
                                               2001             2000             1999
                                              ------           ------           ------
Discount rate for benefit obligation             7.5%             7.8%             7.8%
Expected return on plan assets .....            10.0%            10.0%            10.0%
Rate of compensation increase ......             4.3%             4.6%             4.3%

                                                              POSTRETIREMENT
                                                           2001          2000           1999
                                                           ----          ----           ----
Discount rate for benefit obligation ............          7.5%          7.8%           7.8%

COMPONENTS OF PENSION ASSETS

      The pension plan assets are principally invested in stocks and bonds. None of the assets are invested directly in PBG stock.

HEALTH CARE COST TREND RATES

    We have assumed an average increase of 8.0% in 2002 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 4.5% in 2009 and thereafter.

    Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following effects:

                                                                                       1%            1%
                                                                                   Increase       Decrease
                                                                                   --------       --------
Effect on total fiscal year 2001 service and interest cost components ......          $ --          $ --

Effect on the fiscal year 2001 accumulated postretirement benefit obligation             7            (6)


OTHER EMPLOYEE BENEFIT PLANS

      We made several changes to our employee benefit plans that took effect in fiscal year 2000. The changes were made to our vacation policy, pension and retiree medical plans and included some benefit enhancements as well as cost containment provisions. These changes did not have a significant impact on our financial results in 2001 or 2000.

      In 1999, we implemented a matching company contribution to our 401(k) plan that began in 2000. The match is dependent upon the employee's contribution and years of service. The matching company contribution was approximately $17 million and $15 million in 2001 and 2000, respectively.

      In the fourth quarter of 1999 we recognized a $16 million compensation charge related to full-year 1999 performance. This expense was one-time in nature and was for the benefit of our management employees, reflecting our successful operating results as well as providing certain incentive-related features.

NOTE 14 -- EMPLOYEE STOCK OPTION PLANS

      Under our long-term incentive plan, PBG stock options are issued to middle and senior management employees and vary according to salary and level. The following discussion of PBG stock options has been adjusted to reflect PBG's 2001 two-for-one stock split. Except as noted below, options granted in 2001 and 2000 had exercise prices ranging from $18.88 per share to $22.50 per share, and $9.38 per share to $15.88 per share, respectively, expire in 10 years and become exercisable 25% after the first year, 25% after the second year and the remainder after the third year. Options granted in 1999 had exercise prices ranging from $9.63 per share to $11.50 per share and, with the exception of our chairman's options, are exercisable after three years and expire in 10 years. PBG's chairman's 1999 options are exercisable ratably over the three years following PBG's initial public offering date.

      In 2001, two additional option grants were made to certain senior management employees. One grant had an exercise price of $19.50 per share, expires in 10 years and became exercisable on the grant date. The other grant had an exercise price of $22.50 per share, expires in 10 years and becomes exercisable in 5 years.

      In conjunction with PBG's initial public offering and our formation, PBG issued a one-time founders' grant of options to all full-time non-management employees in 1999 to purchase 200 shares of PBG stock. These options have an exercise price equal to the initial public offering price of $11.50 per share, are exercisable after three years and expire in 10 years.

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

     The following table summarizes option activity during 2001:

                                                                                                      WEIGHTED-
                                                                                                  AVERAGE EXERCISE
                                                                                     OPTIONS           PRICE
                                                                                     -------           -----
(Options in millions)
Outstanding at beginning of year ...............................................        33.2           $10.75
   Granted .....................................................................        10.2            20.47
   Exercised ...................................................................        (1.8)           10.84
   Forfeited ...................................................................        (1.9)           12.01
                                                                                      ------           ------
Outstanding at end of year .....................................................        39.7           $13.20
                                                                                      ======           ======
Exercisable at end of year .....................................................         6.6           $13.38
                                                                                      ======           ======
Weighted-average fair value of options granted during the year .................                       $ 8.55
                                                                                                       ======


   The following table summarizes option activity during 2000:

                                                                                                      WEIGHTED-
                                                                                                  AVERAGE EXERCISE
(Options in millions)                                                                OPTIONS           PRICE
                                                                                     -------           -----
Outstanding at beginning of year ...............................................        22.4           $11.49
   Granted .....................................................................        13.2             9.57
   Exercised ...................................................................        (0.2)           10.53
   Forfeited ...................................................................        (2.2)           11.20
                                                                                      ------           ------
Outstanding at end of year .....................................................        33.2           $10.75
                                                                                      ======           ======
Exercisable at end of year .....................................................         1.8           $11.11
                                                                                      ======           ======
Weighted-average fair value of options granted during the year .................                       $ 4.68
                                                                                                       ======


   The following table summarizes option activity during 1999:

                                                                                                      WEIGHTED-
                                                                                                  AVERAGE EXERCISE
                                                                                     OPTIONS           PRICE
                                                                                     -------           -----
Outstanding at beginning of year ...............................................          --           $   --
   Granted .....................................................................        24.2            11.49
   Exercised ...................................................................          --               --
   Forfeited ...................................................................        (1.8)           11.50
                                                                                      ------           ------
Outstanding at end of year .....................................................        22.4           $11.49
                                                                                      ======           ======
Exercisable at end of year .....................................................          --           $   --
                                                                                      ======           ======
Weighted-average fair value of options granted during the year .................                       $ 5.15
                                                                                                       ======

     Stock options outstanding and exercisable at December 29, 2001:

                                            OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                            -------------------                                  -------------------
                                                 WEIGHTED-
                                                 AVERAGE
                                                REMAINING           WEIGHTED-
                                               CONTRACTUAL           AVERAGE                                   WEIGHTED-
(Options in millions)                              LIFE              EXERCISE                                   AVERAGE
RANGE OF EXERCISE PRICE       OPTIONS            IN YEARS             PRICE                  OPTIONS        EXERCISE PRICE
-----------------------       -------            --------             -----                  -------        --------------
$9.38-$11.49 ............      10.4                7.99              $  9.38                   2.2              $  9.40
$11.50-$15.88 ...........      19.5                7.02              $ 11.55                   2.3              $ 11.57
$15.89-$22.50 ..........        9.8                9.00              $ 20.47                   2.1              $ 19.59
                               ----                ----              -------                   ---              -------
                               39.7                7.77              $ 13.20                   6.6              $ 13.38
                               ====                ====              =======                   ===              =======

     We adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," but continue to measure stock-based compensation cost in accordance with the Accounting Principles Board Opinion 25 and its related interpretations. If we had measured compensation cost for the stock options granted to our employees under the fair value based method prescribed by SFAS 123, net income would have been changed to the pro forma amounts set forth below:

                                                                                  2001        2000        1999
                                                                                 -----       -----       -----
Net Income
   Reported.................................................................     $ 587       $ 471       $ 273
   Pro forma................................................................       523         425         244

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                                      2001       2000       1999
                                                                                     -------    -------     -------
Risk-free interest rate.........................................................        4.6%       6.7%        5.8%
Expected life...................................................................     6 years    7 years     7 years
Expected volatility.............................................................         35%        35%         30%
Expected dividend yield.........................................................       0.20%      0.43%       0.35%

NOTE 15 -- INCOME TAXES

     We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. We had an income tax benefit of $1 million in 2001, and income tax expense of $22 million and $4 million in 2000 and 1999, respectively. These amounts were comprised of current income tax expense of $8 million, $27 million and $4 million and deferred income tax benefit of $9 million, $5 million and $0 in 2001, 2000 and 1999, respectively.

     Our 2001 deferred income tax benefit includes a nonrecurring benefit of $25 million due to enacted tax rate changes in Canada during the year.

     The details of our 2001 and 2000 deferred tax liabilities (assets) are set forth below:

                                                        2001       2000
                                                        -----      -----

Intangible assets and property, plant and equipment     $ 175      $ 185
Other .............................................        36          7
                                                        -----      -----
Gross deferred tax liabilities ....................       211        192
                                                        -----      -----

Net operating loss carryforwards ..................      (121)      (139)
Various liabilities and other .....................       (49)       (27)
                                                        -----      -----
Gross deferred tax assets .........................      (170)      (166)
Deferred tax asset valuation allowance ............       122        148
                                                        -----      -----
Net deferred tax assets ...........................       (48)       (18)
                                                        -----      -----

Net deferred tax liability ........................     $ 163      $ 174
                                                        =====      =====

Included in:
Prepaid expenses and other current assets .........     $  (5)     $ (13)
Deferred income taxes .............................       168        187
                                                        -----      -----
                                                        $ 163      $ 174
                                                        =====      =====

     We have net operating loss carryforwards totaling $370 million at December 29, 2001, which are available to reduce future taxes in the U.S., Spain, Greece and Russia. Of these carryforwards, $2 million expire in 2002 and $368 million expire at various times between 2003 and 2021. We have established a full valuation allowance for the net operating loss carryforwards attributable to Spain, Greece and Russia based upon our projection that it is more likely than not that these losses will not be realized. In addition, at December 29, 2001 we have a tax credit carryforward in the U.S. of $7 million with an indefinite carryforward period.

     Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have decreased by $26 million and increased by $1 million in 2001 and 2000, respectively.

     Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable.

     Income taxes receivable were $10 million and $7 million at December 29, 2001 and December 30, 2000, respectively. Such amounts are recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets. Amounts paid to taxing authorities for income taxes were $11 million, $34 million and $3 million in 2001, 2000 and 1999 respectively.

NOTE 16 -- GEOGRAPHIC DATA

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in 41 states and the District of Columbia in the United States. Outside the U.S., we conduct business in eight Canadian provinces, Spain, Greece and Russia.

                                                                                      NET REVENUES
                                                                            ----------------------------------
                                                                             2001          2000          1999
                                                                            ------        ------        ------
     U.S...........................................................         $7,197        $6,830        $6,352
     Other countries...............................................          1,246         1,152         1,153
                                                                            ------        ------        ------
                                                                            $8,443        $7,982        $7,505
                                                                            ======        ======        ======

                                                                                    LONG-LIVED ASSETS
                                                                            ----------------------------------
                                                                              2001          2000          1999
                                                                            ------        ------        ------
     U.S...........................................................         $6,232        $5,719        $5,398
     Other countries...............................................            914           960           987
                                                                            ------        ------        ------
                                                                            $7,146        $6,679        $6,385
                                                                            ======        ======        ======

NOTE 17 -- RELATIONSHIP WITH PEPSICO

     At the time of PBG's initial public offering we entered into a number of agreements with PepsiCo. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

     (1) the master bottling agreement for cola beverages bearing the "Pepsi-Cola" and "Pepsi" trademark in the United States; bottling and distribution agreements for non-cola products in the United States, including Mountain Dew; and a master fountain syrup agreement in the United States;

     (2) agreements similar to the master bottling agreement and the non-cola agreements for each specific country, including Canada, Spain, Greece and Russia, as well as a fountain syrup agreement similar to the master syrup agreement for Canada;

     (3) a shared services agreement whereby PepsiCo provides us or we provide PepsiCo with certain administrative support, including procurement of raw materials, transaction processing, such as accounts payable and credit and collection, certain tax and treasury services, and information technology maintenance and systems development. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service. From 1998 through 2001, a PepsiCo affiliate provided casualty insurance to us; and

     (4) transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ending on or before the initial public offering. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In addition, PepsiCo has agreed to use their best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice.

     We purchase concentrate from PepsiCo that is used in the production of carbonated soft drinks and other ready-to-drink beverages. The price of concentrate is determined annually by PepsiCo at their discretion. We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. We reflect such purchases in cost of sales.

     We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its sole discretion, provides us with various forms of marketing support to promote its beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investment, and shared media expense. Based on the objective of the programs and initiatives, we record marketing support as an adjustment to net revenues or as a reduction of selling, delivery and administrative expense.

     We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in selling, delivery and administrative expenses. We pay a royalty fee to PepsiCo for the Aquafina trademark.

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                           2001           2000           1999
                                                                          ------         ------         ------
     Net revenues................................................        $   262        $   244        $   236
     Cost of sales...............................................         (1,927)        (1,626)        (1,488)
     Selling, delivery and administrative expenses...............            259            266            285

     We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements. There are no conditions or requirements that could result in the repayment of any marketing support payments received by us from PepsiCo.

     We distributed $16 million and $3 million in cash in 2001 and 2000, respectively to PepsiCo in accordance with our ownership agreement. Net amounts payable to PepsiCo and its affiliates were $17 million at December 29, 2001 and net amounts receivable from PepsiCo and its affiliates were $8 million at December 30, 2000. Such amounts are recorded within accounts payable and other current liabilities and accounts receivable in our Consolidated Balance Sheets, respectively.

NOTE 18 -- CONTINGENCIES

     We are involved in a lawsuit with current and former employees concerning wage and hour issues in New Jersey. We are unable to predict the amount of any costs or implications of this case at this time as legal proceedings are ongoing.

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

NOTE 19 -- ACQUISITIONS

     In May 2001, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling of Northern California. In connection with the acquisition, PBG contributed certain net assets acquired totaling $74 million to Bottling LLC increasing its ownership of us from 92.9% to 93.0%. In August 2001, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Elmira Bottling Co. Inc. for $46 million in cash and assumed debt. These acquisitions were made to enable us to provide better service to our large retail customers as well as reduce costs through economies of scale. In December 2001, PBG signed a letter of intent to purchase the Pepsi-Cola Bottling Company of Macon, Inc. The transaction is expected to close in the first quarter of 2002, and, as PBG's principal operating subsidiary, we expect that the majority of the net assets acquired will be contributed to us. During 2000, we acquired two territories in Canada for an aggregate purchase price of $26 million in cash.

     These acquisitions were accounted for by the purchase method of accounting. The aggregate purchase price exceeded the fair value of net tangible assets acquired, in both 2001 and 2000, including the resulting tax effect, by approximately $108 million and $14 million, respectively. The excess was recorded in intangible assets. In addition, liabilities incurred and/or assumed in connection with these acquisitions totaled $20 million and $9 million in 2001 and 2000, respectively.

NOTE 20 -- SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey for a purchase price of approximately $100 million in cash and assumed debt.

NOTE 21 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST        SECOND        THIRD          FOURTH
2001                                   QUARTER      QUARTER        QUARTER        QUARTER      FULL YEAR
                                       ------        ------        ------         ------        ------
Net revenues..................         $1,647        $2,060        $2,274         $2,462        $8,443
Gross profit..................            765           952         1,052          1,094         3,863
Operating income..............             90           218           285             85           678
Net income (1)................             67           201           260             59           587


                                        FIRST        SECOND        THIRD          FOURTH
2000                                   QUARTER      QUARTER        QUARTER        QUARTER      FULL YEAR
                                       ------        ------        ------         ------        ------
Net revenues..................         $1,545        $1,913        $2,125         $2,399        $7,982
Gross profit..................            700           880           962          1,035         3,577
Operating income.............              75           191           257             68           591
Net income...................              51           158           227             35           471

     (1) During 2001, the Canadian Government passed laws reducing federal and certain provincial corporate income tax rates. These rate changes resulted in one-time gains of $16 million and $9 million in the second and third quarters of 2001, respectively.

     The first, second and third quarters of each year consisted of 12 weeks, while the fourth quarter consisted of 16 weeks in 2001 and 17 weeks in 2000. The extra week in fiscal year 2000 contributed $12 million of additional net income to our fourth quarter and fiscal year 2000 results.

                         REPORT OF INDEPENDENT AUDITORS

The Owners of
Bottling Group, LLC:

     We have audited the accompanying Consolidated Balance Sheets of Bottling Group, LLC as of December 29, 2001 and December 30, 2000, and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for each of the fiscal years in the three-year period ended December 29, 2001. These Consolidated Financial Statements are the responsibility of management of Bottling Group, LLC. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 24, 2002

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.   Managing Directors and Executive Officers of Bottling LLC

The name, age and background of each of the Bottling LLC's Managing Directors is set forth below:

JOHN T. CAHILL, 44, is a Managing Director of Bottling LLC. Mr. Cahill is currently the Chief Executive Officer of PBG. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

PAMELA C. MCGUIRE, 54, is a Managing Director of Bottling LLC. She is also the Senior Vice President, General Counsel and Secretary of PBG. She was the Vice President and Division Counsel of the Pepsi-Cola Company from 1989 to March 1998, at which time she was named its Vice President and Associate General Counsel. Ms. McGuire joined PepsiCo in 1977 and held several other positions in its legal department through 1989.

MATTHEW M. MCKENNA, 51, is a Managing Director of Bottling LLC. He is also the Senior Vice President of Finance of PepsiCo. Previously he was Senior Vice President and Treasurer and before that, Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

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

ITEM 11.   EXECUTIVE COMPENSATION

     Summary of Cash and Certain Other Compensation. The following table provides information on compensation earned and stock options awarded for the years indicated by PBG to Bottling LLC's Principal Executive Officer and the two other executive officers of Bottling LLC as of the end of the 2001 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                                        LONG TERM
                                                                                                  COMPENSATION
                                                                                                   Securities
                                                                                                     Under-
                                                                             Other Annual             Lying         All Other
Name and Principal                                                           Compensation        Options (1)(2)   Compensation
Position                   Year       Salary($)            Bonus($)                 $                  (#)              ($)
--------                   ----       ----------          ----------          ----------             -------        ----------
John T. Cahill             2001       $  636,712          $  870,000          $   12,566(3)          739,300(4)     $    6,821(5)(6)
   Principal               2000          539,904             811,320              14,139             240,000             6,800
   Executive Officer       1999          468,077             531,250               7,608             264,130         1,000,000

Alfred H. Drewes           2001          175,000(7)          268,090(7)            7,522(3)          135,758                 0
Principal Financial        2000               --                  --                  --                  --                --
  Officer                  1999               --                  --                  --                  --                --


Andrea L. Forster          2001          180,154             106,920               4,695(3)           43,622             6,800(6)
Principal Accounting       2000          163,857             126,990               4,695              33,707             6,800
   Officer                 1999          135,565              74,180               4,695              17,557           100,000

---------------------------
(1) Amounts include (i) a standard annual stock option award and (ii) a one-time variable award granted prior to PBG's IPO ("Variable Award") that was payable in cash or stock options at the election of the executive. These Variable Awards are based on PBG performance targets as pre-established by the Compensation Subcommittee. The stock options granted pursuant to the Variable Awards became exercisable on February 1, 2001.

(2) Stock options granted in 2001 are adjusted to reflect the 2-for-1 split of PBG Common Stock effective November 27, 2001; stock options granted in 2000 and 1999 are presented on a pre-split basis.

(3) This amount represents payment of executive's tax liability with respect to certain Company provided perquisites.

(4) This amount includes a special stock option award granted in September 2001 in recognition of new roles and responsibilities as a result of senior management succession. These stock options become exercisable on September 30, 2006.

(5) In 2001, Mr. Cahill waived his right to receive certain future compensation payments under PBG's executive income deferral plan. In connection with this waiver, PBG entered into an arrangement by which such waived amount was used for the purpose of purchasing insurance for his benefit and the benefit of his designated beneficiaries. The cost of the insurance policy will not exceed the cost PBG would have incurred with respect to the compensation payment waived by Mr. Cahill. The premium amount of $21.00 included for Mr. Cahill is based on coverage being effective for 4 days in 2001.

(6) This amount includes a standard Company matching contribution of $6,800 in PBG Common Stock to the executive's 401(k) account.

(7) Mr. Drewes' salary reflects his employment with PBG effective June 25, 2001. Mr. Drewes' bonus reflects a full year payout based on PBG and PepsiCo Beverages International performance results.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     PBG holds 93% and PepsiCo indirectly holds 7.0% of the ownership in Bottling LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Although Bottling LLC is not a direct party to the following transactions, as the principal operating subsidiary of PBG, it derives certain benefits from them. Accordingly, set forth below is information relating to certain transactions between PBG and PepsiCo.

     STOCK OWNERSHIP AND DIRECTOR RELATIONSHIPS WITH PEPSICO. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2002, PepsiCo's ownership represented 37.9% of the outstanding Common Stock and 100% of the outstanding Class B Common Stock together representing 42.9% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 7.0% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary.

     AGREEMENTS AND TRANSACTIONS WITH PEPSICO AND AFFILIATES. PBG and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to their respective businesses, and PBG and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. As used in this section, "PBG" includes the Company and its subsidiaries.

     Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2001 are described below.

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

     During 2001, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products were approximately $1.7 billion.

     PBG Manufacturing Services. PBG provides manufacturing services to PepsiCo in connection with the production of certain finished beverage products. In 2001, amounts paid or payable by PepsiCo to PBG for these services were approximately $13.8 million.

     Purchase of Distribution Rights. During 2001, PBG paid PepsiCo $9.1 million for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States.

     Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the "Partnership"). During 2001, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $116.7 million. In addition, PBG provides certain manufacturing services in connection with the hot-filled tea products of the Partnership to PepsiCo for the benefit of the Partnership. In 2001, amounts paid or payable by PepsiCo to PBG for these services were approximately $18.4 million.

     PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 2001, amounts paid or payable to the North American Coffee Partnership by PBG were approximately $108.3 million.

     In addition to the amounts described above, PBG received approximately $4.2 million from an international joint venture, in which PepsiCo holds an equity interest in 2001.

     Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution through all of Russia except for Moscow. In 2001, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $27.1 million.

     Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement, including procurement of raw materials, processing of accounts payable and credit and collection, certain tax and treasury services and information technology maintenance and systems development. During 2001, amounts paid or payable to PepsiCo for shared services totaled approximately $178.9 million.

     Pursuant to the shared services agreements, PBG provides certain employee benefit and international tax and accounting services to PepsiCo. During 2001, payments to PBG from PepsiCo for these services totaled approximately $598,000.

     Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $11.6 million in 2001.

     Insurance Services. Hillbrook Insurance Company, Inc., a subsidiary of PepsiCo, provides insurance and risk management services to PBG pursuant to a contractual arrangement. Costs associated with such services in 2001 totaled approximately $57.8 million.

     National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo's national fountain customers. In 2001, net amounts paid or payable by PepsiCo to PBG for these services were approximately $184.6 million.

     Marketing and Other Support Arrangements. PepsiCo provides PBG with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials), capital equipment funding and shared media and advertising support. For 2001, total direct marketing support funding paid or payable to PBG by PepsiCo approximated $553.8 million.

     Transactions with Bottlers in which PepsiCo holds an Equity Interest. PBG and PepsiAmericas,

Inc., a bottler in which PepsiCo owns an equity interest, and PBG and Pepsi Bottling Ventures LLC, a bottler in which PepsiCo owns an equity interest, bought from and sold to each other finished beverage products. These transactions occurred in instances where the proximity of one party's production facilities to the other party's markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for one bottler to buy finished product from another. In 2001, PBG's sales to those bottlers totaled approximately $774,000 and purchases were approximately $40,000.

     PBG provides certain administrative support services to PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC. In 2001, amounts paid or payable by PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC to PBG for these services were approximately $650,000.

     In connection with PBG's acquisition of Pepsi-Cola Bottling of Northern California ("Northern California") in 2001, PBG paid $10.3 million to PepsiCo for its equity interest in Northern California.

     On March 13, 2002, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey. As part of this acquisition, PBG paid PepsiCo $7.3 million, subject to certain purchase price adjustments, for its equity interest in the acquired entity and received $16.4 million from PepsiCo for the sale of the acquired entity's local brands to PepsiCo.

     Bottling Group, LLC Distribution. PepsiCo has a 7.0% ownership interest in Bottling Group, LLC, our principal operating subsidiary. In accordance with the Bottling Group, LLC's Limited Liability Company Agreement, PepsiCo received a $15.8 million distribution from Bottling Group, LLC in 2001.

     Relationships and Transactions with Management and Others. Linda G. Alvarado, a member of PBG's Board of Directors, together with her husband and children, own and operate Taco Bell and Pizza Hut restaurant companies that purchase beverage products from PBG. In 2001, the total amount of these purchases was approximately $382,521.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries, are incorporated by reference into Part II, Item 8 of this report:

     Consolidated Statements of Operations - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999.

     Consolidated Statements of Cash Flows - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999.


     Consolidated Balance Sheets - December 29, 2001 and December 30, 2000.

     Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

         2. Financial Statement Schedule. The following financial statement schedule of Bottling LLC and its subsidiaries is included in this report on the page indicated: Page

Independent Auditors' Report on Schedule and Consent........................F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
              December 29, 2001, December 30, 2000 and December 25, 1999....F-3

         3. Exhibits

                    See Index to Exhibits on pages E-1 - E-3.

         (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2002
                               Bottling Group, LLC

                               By:  /s/ John T. Cahill
                                   ------------------------------
                                    John T. Cahill
                                    Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the date indicated.

SIGNATURE                  TITLE                                DATE


/s/ John T. Cahill         Principal Executive Officer and      March 28, 2002
---------------------
John T. Cahill             Managing Director

/s/ Alfred H. Drewes       Principal Financial Officer          March 28, 2002
---------------------
Alfred H. Drewes

/s/ Andrea L. Forster      Principal Accounting Officer         March 28, 2002
---------------------
/s/ Andrea L. Forster

/s/ Pamela C. McGuire      Managing Director                    March 28, 2002
---------------------
Pamela C. McGuire

/s/ Matthew M. McKenna     Managing Director                    March 28, 2002
---------------------
Matthew M. McKenna

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----

Independent Auditors' Report on Schedule and Consent.............           F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 29, 2001 December 30, 2000 and December
     25, 1999....................................................           F-3

                    INDEPENDENT AUDITORS' REPORT

Owners of
Bottling Group, LLC:

Under date of January 24, 2002 we reported on the Consolidated Balance Sheets of Bottling Group, LLC as of December 29, 2001 and December 30, 2000, and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for each of the fiscal years in the three-year period ended December 29, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

New York, New York
January 24, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              BOTTLING GROUP, LLC
                                   IN MILLIONS


                                                   ADDITIONS
                                         ----------------------------
                             Balance At   Charged To     Charged To
                             Beginning     Cost And        Other                             Balance At
       DESCRIPTION           Of Period     Expenses      Accounts (a)     Deductions (b)   End Of Period
       -----------           ---------     --------      ------------     --------------   -------------

FISCAL YEAR ENDED
DECEMBER 29, 2001
    Allowance for
      losses on trade
      accounts
        receivable ........    $42           $ 9              $--              $ 9               $42

DECEMBER 30, 2000
   Allowance for losses
        on trade accounts
        receivable ........    $48           $ 2              $--              $ 8               $42

DECEMBER 25, 1999
   Allowance for losses
      on trade accounts
        receivable ........    $46           $ 6              $ 3              $ 7               $48

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

4.6 U.S. $250,000,000 364 Day Credit Agreement, dated as of May 3, 2000 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America, N. A., Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada, Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, The Chase Manhattan Bank, as Agent, Solomon Smith Barney Inc and Banc of America Securities LLC as Co-Lead Arrangers and Book Managers and Citibank, N.A. and Bank of America, N.A. as Co-Syndication Agents which is incorporated by reference from Exhibit 4.7 to PBG's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

4.7 U.S. $250,000,000 Amended and Restated 364 Day Credit Agreement, dated as of May 2, 2001 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America, N. A., Citibank, N.A., Credit Suisse First Boston, Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada, Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, The Chase Manhattan Bank, as Agent, Salomon Smith Barney Inc and JP Morgan as Co-Lead Arrangers and Book Managers and Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents.

21       Subsidiaries of Bottling Group LLC.