Form 10-Q
period 2002-03-23
BOTTLING GROUP LLC
filed 2002-05-07
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2002 (12 weeks)
                               ------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from            to
                               ---------     ---------

Commission file number


                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-4042452
     ----------------------                       ---------------
(State or other jurisdiction of                       (I.R.S.
Employer incorporate or organization)            Identification No.)

   One Pepsi Way, Somers, New York                     10589
   -------------------------------                 -------------
(Address of principal executive offices)            (Zip Code)

                                  914-767-6000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                    --------
(Former name, former address and former fiscal year, if changed since last report.)

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

                                                                       Page No.
                                                                       --------
Part I      Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations -
                 12 weeks ended March 23, 2002 and March 24, 2001         3

            Condensed Consolidated Statements of Cash Flows -
                 12 weeks ended March 23, 2002 and March 24, 2001         4

            Condensed Consolidated Balance Sheets -
                 March 23, 2002 and December 29, 2001                     5

            Notes to Condensed Consolidated Financial Statements        6-8

   Item 2.  Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                    9-11

   Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                             11

            Independent Accountants' Review Report                       12

Part II     Other Information and Signatures                             13

                         PART I - FINANCIAL INFORMATION
Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                           12 Weeks Ended
                                                         ------------------
                                                       March 23,    March 24,
                                                         2002        2001
                                                      ---------    ---------

Net Revenues........................................    $1,772       $1,647
Cost of sales.......................................       942          882
                                                        ------       ------

Gross Profit........................................       830          765
Selling, delivery and administrative expenses.......       695          675
                                                        ------       ------

Operating Income....................................       135           90
Interest expense....................................        30           31
Interest income.....................................         7           12
Minority interest...................................         1            -
                                                        ------       ------

Income Before Income Taxes..........................       111           71
Income tax expense..................................         4            4
                                                        ------       ------

Net Income..........................................    $  107       $   67
                                                        ======       ======


     See accompanying notes to Condensed Consolidated Financial Statements.






                                                          Bottling Group, LLC
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited
                                                                                               12 Weeks Ended
                                                                                               --------------
                                                                                           March 23,      March 24,
                                                                                             2002            2001
                                                                                           ---------      ---------
Cash Flows - Operations
  Net income...................................................................             $ 107           $  67
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation...............................................................                91              81
    Amortization...............................................................                 2              30
    Other non-cash charges and credits, net....................................                52              38
    Changes in operating working capital, excluding effects of  acquisitions:
      Accounts receivable......................................................               (21)              2
      Inventories..............................................................                (9)            (33)
      Prepaid expenses and other current assets................................                29              10
      Accounts payable and other current liabilities...........................               (67)           (100)
                                                                                            -----           -----
    Net change in operating working capital ...................................               (68)           (121)
                                                                                            -----           -----
Net Cash Provided by Operations.................................................              184              95
                                                                                            -----           -----
Cash Flows - Investments
  Capital expenditures..........................................................             (110)           (114)
  Acquisitions..................................................................              (10)              -
  Sale of property, plant and equipment.........................................                1               -
  Notes receivable from PBG.....................................................             (100)           (123)
  Other, net....................................................................               (8)             (7)
                                                                                            -----           -----
Net Cash Used for Investments...................................................             (227)           (244)
                                                                                            -----           -----
Cash Flows - Financing
  Short-term borrowings - three months or less..................................              (20)              9
  Payments of third-party debt..................................................                -              (1)
                                                                                            -----           -----
Net Cash (Used for) Provided by Financing.......................................              (20)              8
                                                                                            -----           -----
Effect of Exchange Rate Changes on Cash and Cash Equivalents....................                -              (4)
                                                                                            -----           -----
Net Decrease in Cash and Cash Equivalents.......................................              (63)           (145)
Cash and Cash Equivalents - Beginning of Period.................................              262             318
                                                                                            -----           -----
Cash and Cash Equivalents - End of Period.......................................            $ 199           $ 173
                                                                                            =====           =====
Supplemental Cash Flow Information
Non-cash owner contribution.....................................................            $  24           $   -
                                                                                            =====           =====
Third-party interest and income taxes paid......................................            $  70           $  65
                                                                                            =====           =====

                                See accompanying notes to Condensed Consolidated Financial Statements.




                                                             Bottling Group, LLC
                                                  Condensed Consolidated Balance Sheets
                                                                  in millions
                                                                                         (Unaudited)
                                                                                            March           December
                                                                                           23, 2002         29, 2001
                                                                                           --------         --------
Assets
Current Assets
 Cash and cash equivalents.....................................................            $  199           $  262
  Accounts receivable, less allowance of $39 and $42 at
        March 23, 2002 and December 29, 2001, respectively......................              850              823
  Inventories...................................................................              346              331
  Prepaid expenses and other current assets.....................................               86              115
                                                                                           ------           ------
        Total Current Assets....................................................            1,481            1,531

Property, plant and equipment, net..............................................            2,641            2,543
Intangible assets, net..........................................................            3,688            3,684
Notes receivable from PBG.......................................................              937              837
Other assets....................................................................               98               82
                                                                                           ------           ------
           Total Assets.........................................................           $8,845           $8,677
                                                                                           ======           ======
Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities................................           $  939           $  977
  Short-term borrowings.........................................................               72               77
                                                                                           ------           ------
        Total Current Liabilities...............................................            1,011            1,054

Long-term debt..................................................................            2,342            2,299
Other liabilities...............................................................              432              406
Deferred income taxes...........................................................              170              168
Minority interest...............................................................              152              154
                                                                                           ------           ------
           Total Liabilities....................................................            4,107            4,081

Owners' Equity
   Owners' net investment.......................................................            5,138            5,012
   Accumulated other comprehensive loss.........................................             (400)            (416)
                                                                                           ------           ------
        Total Owners' Equity....................................................            4,738            4,596
                                                                                           ------           ------
           Total Liabilities and Owners' Equity.................................           $8,845           $8,677
                                                                                           ======           ======

                                     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
-------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece, Russia and Turkey.

     In conjunction with PBG's initial public offering in 1999, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93% of Bottling LLC and PepsiCo owns the remaining 7%.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

     The accompanying Condensed Consolidated Balance Sheet at March 23, 2002 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12-weeks ended March 23, 2002 and March 24, 2001 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2001 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                                          March       December
                                                        23, 2002      29, 2001
                                                        --------      --------
Raw materials and supplies...........................   $  117        $  117
Finished goods.......................................      229           214
                                                        ------        ------
                                                        $  346        $  331
                                                        ======        ======

Note 4 - Property, Plant and Equipment, net
                                                          March       December
                                                        23, 2002      29, 2001
                                                        --------      --------
Land.................................................   $  145        $  145
Buildings and improvements...........................      939           925
Manufacturing and distribution equipment.............    2,426         2,308
Marketing equipment..................................    1,855         1,846
Other................................................      124           121
                                                        ------        ------
                                                         5,489         5,345
Accumulated depreciation.............................   (2,848)       (2,802)
                                                        ------        ------
                                                        $2,641        $2,543
                                                        ======        ======

Note 5 - Intangible assets, net
                                                          March       December
                                                        23, 2002      29, 2001
                                                        --------      --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights..................................   $   13        $   12
   Other identifiable intangibles....................       39            39
                                                        ------        ------
                                                            52            51
                                                        ------        ------
   Accumulated amortization:
   Franchise rights..................................       (3)           (2)
   Other identifiable intangibles....................      (26)          (25)
                                                        ------        ------
                                                           (29)          (27)
                                                        ------        ------
Intangibles not subject to amortization:
   Gross carrying amount:
   Franchise rights..................................    3,590         3,585
   Goodwill..........................................    1,574         1,574
                                                        ------        ------
                                                         5,164         5,159
                                                        ------        ------
   Accumulated amortization:
   Franchise rights..................................     (971)         (971)
   Goodwill..........................................     (528)         (528)
                                                        ------        ------
                                                        (1,499)       (1,499)
                                                        ------        ------
                                                        $3,688        $3,684
                                                        ======        ======
Note 6 - Acquisitions
     In late March 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey. Specifically, we acquired the majority and minority ownership interests in Fruko Mesrubat Sanayii A.S. and other related entities from Tamek Holding A.S. and individual shareholders, and PepsiCo. Prior to the acquisition, PepsiCo had a
22%  investment  in  the  bottling   operations  in  Turkey.  As  part  of  this
acquisition, we paid PepsiCo $7 million for its equity interest in the acquired entity, and received $16 million from PepsiCo for the sale of the acquired entity's local brands to PepsiCo. The purchase price of this acquisition was $70 million consisting of $6 million of cash paid and $64 million of assumed debt.

     The Turkey acquisition was made to allow us to strategically increase our markets outside the United States. We also expect this acquisition will reduce costs through economies of scale.

     As this acquisition was completed late in our first quarter, the results of its operations were not material and have not been included in our 2002 first quarter results. In addition, due to the timing of the acquisition the purchase accounting allocations including the allocation of the purchase price to goodwill and other identifiable intangibles was not made in the first quarter but rather will be made during the balance of 2002.

     In the first quarter of 2002, we paid $4 million to PepsiCo for distribution rights relating to the SoBe brand in certain of our territories in the United States.

Note 7 - Owners' Contribution
     In March 2002, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling Company of Macon. In connection with the acquisition, PBG contributed certain net assets acquired totaling $24 million to Bottling LLC.

Note 8 - New Accounting Standards
     During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets were not impaired. Had we adopted SFAS 142 on the first day of 2001, our first quarter 2001 amortization expense would have been lowered by approximately $29 million.

Note 9 - Comprehensive Income

                                                     12-weeks Ended
                                                     --------------
                                                   March          March
                                                 23, 2002       24, 2001
                                                 --------       --------
Net income...................................     $ 107          $  67
Currency translation adjustment..............         -            (23)
SFAS 133 adjustment..........................        12             (6)
                                                  -----          -----
Comprehensive Income.........................     $ 119          $  38
                                                  =====          =====

Note 10 - Contingencies
     We are involved in a lawsuit with current and former employees concerning wage and hour issues in New Jersey. We are unable to predict the amount of any costs or implications of this case at this time as legal proceedings are ongoing.

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

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition
-------------------------------------------------------------------------------
Overview
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is 93% owned by PBG and is fully consolidated, consists of bottling operations located in the United States, Canada, Spain, Greece, Russia and Turkey.

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

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under accounting principles generally accepted in the United States of America and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

Results of Operations
                                                                   Constant
                                                      Reported     Territory
                                                       Change       Change
                                                      --------     ---------
     EBITDA..........................................    13%          12%
     Volume..........................................     4%           4%
     Net Revenue per Case............................     3%           3%

EBITDA
     On a reported basis, EBITDA was $228 million in the first quarter of 2002, representing a 13% increase over the same period of 2001. On a constant territory basis, EBITDA grew 12% for the first quarter of 2002, reflecting higher pricing in the U.S., an increased mix of higher margin cold drink volume, approximately 4% volume growth in the U.S., and continued growth in our operations outside the U.S., particularly in Russia. These increases are partially offset by higher variable selling and delivery costs.

Volume
     Our  worldwide  physical  case  volume grew  approximately  4% in the first
12-weeks of 2002. Constant territory volume grew 4% in the first quarter reflecting approximately 4% volume growth from both the U.S. and our operations outside the United States. U.S. growth was led by solid performance in both the take-home and cold drink channels. In both channels, we continue to benefit from innovation, as well as the continued strong growth of Aquafina. Outside the U.S., volume growth was led by double-digit growth in Russia. Our Russian business benefited from the introduction of several new products this quarter, including Cherry Pepsi, Pepsi Twist, two new local flavors as well as the continued success of our water business.

Net revenues
     Reported net revenues were $1,772 million in the first quarter of 2002, representing an 8% increase over the prior year. On a constant territory basis, net revenues increased by 7% in the quarter, reflecting 4% volume growth and approximately 3% growth in net revenue per case. U.S. net revenues grew 7%, driven by approximately 4% volume and net revenue per case growth. The net revenue per case growth in the U.S. was driven equally by an improved mix of higher revenue products resulting from innovation and Aquafina growth as well as price increases primarily in our take-home business. Outside the U.S., growth in net revenues was 4% reflecting approximately 4% volume growth and flat net revenue per case growth. Excluding the negative impact from currency translations, net revenue per case growth was over 4% outside the U.S. and 4% worldwide.

Cost of sales
     Cost of sales increased $60 million, or 7%, in the first quarter of 2002. On a constant territory basis, cost of sales increased 6% reflecting volume growth of nearly 4% and cost of sales per case growth of approximately 3%. The increase in cost of sales per case is primarily driven by higher U.S. concentrate costs and mix shifts into higher cost packages and products.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $20 million, or 3%, in the first quarter over the comparable period in 2001. Excluding the impact of the adoption of SFAS 142, constant territory selling, delivery and administrative expenses grew 7%. This increase was primarily driven by higher variable selling and delivery costs reflecting growth in our business and an increase in our bad debt provision.

Interest income
     Interest income decreased $5 million in the first quarter of 2002 as a result of lower market interest rates received on our notes receivable from PBG, partially offset by higher loans to PBG.

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

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities increased $89 million to $184 million in the first 12 weeks of 2002, reflecting strong EBITDA growth coupled with improved working capital trends.

     Net cash used for investments decreased by $17 million from $244 million at the end of the first quarter of 2001 to $227 million in the first 12 weeks of 2002, primarily due to a reduction of loans made to PBG, partially offset by acquisitions.

     Net cash (used for)  provided by financing  decreased  $28 million over the
previous  year.  This  change  primarily   reflects   repayments  of  short-term
borrowings outside the U.S. in the first quarter of 2002.

Cautionary Statements
----------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories and unfavorable interest rate and currency fluctuations.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     We have no material changes to the risk disclosures made in our 2001 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of March 23, 2002, and the related Condensed Consolidated Statements of Operations and Cash Flows for the twelve weeks ended March 23, 2002 and March 24, 2001. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of Bottling Group, LLC as of December 29, 2001, and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for the fifty-two week period then ended not presented herein; and in our report dated January 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ KPMG LLP


New York, New York
April 15, 2002

PART II - OTHER INFORMATION AND SIGNATAURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                 BOTTLING GROUP, LLC
                                           ------------------------------
                                                    (Registrant)






Date:  May 6, 2002                                 Andrea L. Forster
       -----------                         ------------------------------
                                               Controller and Principal
                                                 Accounting Officer






Date:  May 6, 2002                                 Alfred H. Drewes
       -----------                          ----------------------------
                                             Principal Financial Officer
                                                and Managing Director