Form 10-Q
period 2002-06-15
BOTTLING GROUP LLC
filed 2002-07-26
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended June 15, 2002   (24-weeks)
                               --------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934For the transition period from _________ to __________

Commission file number

                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-4042452
     ------------------------------                 -------------------
(State or other jurisdiction of                          (I.R.S.
Employer incorporate or organization)               Identification No.)

     One Pepsi Way, Somers, New York                       10589
     ------------------------------                 -------------------
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

                                                                                                           Page No.
                                                                                                           --------
Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 15, 2002 and June 16, 2001                              2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 15, 2002 and June 16, 2001                                     3

                      Condensed Consolidated Balance Sheets -
                           June 15, 2002 and December 29, 2001                                                4

                      Notes to Condensed Consolidated Financial Statements                                  5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                              9-11

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                                       11

                      Independent Accountants' Review Report                                                 12

Part II               Other Information and Signatures                                                       13




                                                       PART I - FINANCIAL INFORMATION
     Item 1.
                                                              Bottling Group, LLC
                                              Condensed Consolidated Statements of Operations
                                                            in millions, unaudited

                                                                                    12-weeks Ended              24-weeks Ended
                                                                                    --------------              --------------
                                                                               June 15,       June 16,       June 15,     June 16,
                                                                                 2002           2001           2002         2001
                                                                                 ----           ----           ----         ----
     Net Revenues.............................................................  $2,209         $2,060        $3,981       $3,707
     Cost of sales...........................................................    1,185          1,108         2,127        1,990
                                                                                 -----          -----         -----        -----

     Gross Profit............................................................    1,024            952         1,854        1,717
     Selling, delivery and administrative expenses...........................      752            734         1,447        1,409
                                                                                 -----          -----         -----        -----

     Operating Income........................................................      272            218           407          308
     Interest expense........................................................       31             31            61           62
     Interest income.........................................................        6             10            13           22
     Minority interest.......................................................        2              7             3            7
                                                                                 -----          -----         -----        -----

     Income before income taxes..............................................      245            190           356          261
     Income tax expense before rate change...................................        5              5             9            9
     Income tax rate change benefit..........................................        -            (16)            -          (16)
                                                                                 -----          -----         -----        -----

     Net Income..............................................................   $  240         $  201        $  347       $  268
                                                                                 =====          =====         =====        =====


                                See accompanying notes to Condensed Consolidated Financial Statements.




                                                          Bottling Group, LLC
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited
                                                                                                  24-weeks Ended
                                                                                                  --------------
                                                                                              June 15,     June 16,
                                                                                                2002         2001
                                                                                                ----         ----
    Cash Flows - Operations
       Net income.....................................................................         $ 347        $ 268
       Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................           189          167
            Amortization..............................................................             3           62
            Other non-cash charges and credits, net..................................             57           61
            Changes in operating working capital:
              Accounts receivable.....................................................          (235)        (222)
              Inventories.............................................................           (58)         (87)
              Prepaid expenses and other current assets...............................            27           (6)
              Accounts payable and other current liabilities..........................            48           31
                                                                                                ----         ----
            Net change in operating working capital .................................           (218)        (284)
                                                                                                ----         ----

    Net Cash Provided by Operations...................................................           378          274
                                                                                                ----         ----

    Cash Flows - Investments
       Capital expenditures...........................................................          (299)        (255)
       Acquisitions of bottlers.......................................................           (14)           -
       Sale of property, plant and equipment..........................................             7            3
       Notes receivable from PBG......................................................           (83)        (150)
       Other, net.....................................................................           (21)         (13)
                                                                                                ----         ----

    Net Cash Used for Investments.....................................................          (410)        (415)
                                                                                                ----         ----

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................           (80)          18
       Proceed from issuance of long-term debt........................................            37            -
       Payments of long-term debt.....................................................            (1)           -
                                                                                                ----         ----

    Net Cash (Used for) Provided by Financing.........................................           (44)          18
                                                                                                ----         ----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................             2           (4)
                                                                                                ----         ----
    Net Decrease in Cash and Cash Equivalents.........................................           (74)        (127)
    Cash and Cash Equivalents - Beginning of Period...................................           262          318
                                                                                                ----         ----
    Cash and Cash Equivalents - End of Period.........................................         $ 188        $ 191
                                                                                                ====         ====

    Supplemental Cash Flow Information
    Non-cash owner contribution.......................................................         $  24        $  74
                                                                                                ====         ====
    Third-party interest and income taxes paid........................................         $  70        $  76
                                                                                                ====         ====

                                See accompanying notes to Condensed Consolidated Financial Statements.


                                                          Bottling Group, LLC
                                                 Condensed Consolidated Balance Sheets
                                                              in millions
                                                                                  (Unaudited)
                                                                                      June         December
                                                                                    15, 2002       29, 2001
                                                                                    --------       --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  188         $  262
  Accounts receivable, less allowance of $43 at
        June 15, 2002 and $42 at December 29, 2001.........................           1,081            823
  Inventories..............................................................             398            331
  Prepaid expenses and other current assets................................             102            115
                                                                                     ------         ------
          Total Current Assets.............................................           1,769          1,531

Property, plant and equipment, net.........................................           2,739          2,543
Intangible assets, net.....................................................           3,726          3,684
Notes receivable from PBG..................................................             920            837
Other assets...............................................................              89             82
                                                                                     ------         ------
           Total Assets....................................................          $9,243         $8,677
                                                                                     ======         ======
Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $1,051         $  977
  Short-term borrowings....................................................              73             77
                                                                                     ------         ------
          Total Current Liabilities........................................           1,124          1,054

Long-term debt.............................................................           2,320          2,299
Other liabilities..........................................................             444            406
Deferred income taxes......................................................             173            168
Minority interest..........................................................             158            154
                                                                                     ------         ------
          Total Liabilities................................................           4,219          4,081

Owners' Equity
   Owners' net investment..................................................           5,385          5,012
   Accumulated other comprehensive loss....................................            (361)          (416)
                                                                                     ------         ------
          Total Owners' Equity.............................................           5,024          4,596
                                                                                     ------         ------
           Total Liabilities and Owners' Equity............................          $9,243         $8,677
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

     The accompanying Condensed Consolidated Balance Sheet at June 15, 2002 and the Condensed Consolidated Statements of Operations for the 12 and 24-weeks ended June 15, 2002 and June 16, 2001 and Cash Flows for the 24-weeks ended June 15, 2002 and June 16, 2001 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2001 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the second quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                                          June        December
                                                        15, 2002      29, 2001
                                                        --------      --------
Raw materials and supplies............................    $137          $117
Finished goods........................................     261           214
                                                           ---           ---
                                                          $398          $331
                                                           ===           ===



Note 4 - Property, plant and equipment, net
                                                                                  June        December
                                                                                15, 2002      29, 2001
                                                                                --------      --------
Land...................................................................         $  153         $  145
Buildings and improvements.............................................            976            925
Manufacturing and distribution equipment...............................          2,496          2,308
Marketing equipment....................................................          1,955          1,846
Other..................................................................            133            121
                                                                                 -----          -----
                                                                                 5,713          5,345
Accumulated depreciation...............................................         (2,974)        (2,802)
                                                                                 -----          -----
                                                                                $2,739         $2,543
                                                                                 =====          =====
Note 5 - Intangible assets, net
                                                                                  June        December
                                                                                15, 2002      29, 2001
                                                                                --------      --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................         $   18         $   12
   Other identifiable intangibles......................................             44             39
                                                                                 -----          -----
                                                                                    62             51
                                                                                 -----          -----
   Accumulated amortization:
   Franchise rights....................................................             (4)            (2)
   Other identifiable intangibles......................................            (26)           (25)
                                                                                 -----          -----
                                                                                   (30)           (27)
                                                                                 -----          -----
Intangibles not subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................          3,610          3,585
   Goodwill............................................................          1,589          1,574
                                                                                 -----          -----
                                                                                 5,199          5,159
                                                                                 -----          -----
   Accumulated amortization:
   Franchise rights....................................................           (975)          (971)
   Goodwill............................................................           (530)          (528)
                                                                                 -----          -----
                                                                                (1,505)        (1,499)
                                                                                 -----          -----
                                                                                $3,726         $3,684
                                                                                 =====          =====

Note 6 - Acquisitions
     In March 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey. Specifically, we acquired the majority and minority ownership interests in Fruko Mesrubat Sanayii A.S. and other related entities from Tamek Holding A.S. and individual shareholders, and PepsiCo. Prior to the acquisition, PepsiCo had a 22% investment in the bottling operations in Turkey. As part of this acquisition, we paid PepsiCo $7 million for its equity interest in the acquired entity, and received $16 million from PepsiCo for the sale of the acquired entity's local brands to PepsiCo. The purchase price of this acquisition was $70 million consisting of $6 million of net cash paid and $64 million of assumed debt.

     Also in March 2002, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling Company of Macon, Inc. in Georgia. In connection with the acquisition, PBG contributed certain net assets acquired totaling $24 million to Bottling LLC.

     In  June  2002,  we  acquired  the  operations   and  exclusive   right  to
manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Aroostook, Inc., based in Presque Isle, Maine. The purchase price of this acquisition was approximately $5 million.

     Of the $26 million of acquired intangible assets, $6 million was assigned to goodwill, and $15 million to franchise rights, both of which are not subject to amortization, and $5 million was assigned to other identifiable intangibles, which are subject to amortization. The Turkey acquisition was made to allow us to strategically increase our markets outside the United States. Our domestic acquisitions were made to enable us to provide better service to our large retail customers. We also expect these acquisitions to reduce costs through economies of scale.

     During the first half of 2002, we paid approximately $4 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States. These rights are subject to amortization.

     In May 2002, we signed a non-binding agreement with the two principal shareholders of the Mexican bottler Pepsi-Gemex, S.A. de C.V. regarding the possible acquisition of all the outstanding shares of the company. Pepsi-Gemex is the second largest bottler of Pepsi-Cola beverages outside of the United States. It is expected that if the transaction occurs, it will be in the form of cash tender offers in the United States and Mexico. The gross enterprise value of Pepsi-Gemex, of which PepsiCo is an approximately 34% shareholder, as determined by the parties is 11.9 billion Mexican pesos. At the time of the filing of this 10-Q, we can provide no assurance with respect to the timing, value or determination to proceed with any transaction.

Note 7 - Financial Instruments
     As of June 15, 2002, our use of derivative instruments is limited to an interest rate swap, forward contracts, futures and options on futures contracts.

     Cash Flow Hedge - We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge the risk of adverse movements in commodity prices related to anticipated purchases of aluminum and fuel used in our operations. These contracts, which generally range from 1 to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements and are designated as and qualify for cash flow hedge accounting treatment.

     In the first 24 weeks of 2002, the amount of deferred losses from our commodity hedging that we recognized into income was $7 million, while a $2 million deferred gain was recognized over the same period of 2001. An $8 million deferred gain and $19 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets at June 15, 2002 and December 29, 2001, respectively, resulting from our commodity hedges. We anticipate that the deferred gain as of June 15, 2002 will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2002 or 2001.

     Fair Value Hedges - The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt representing differences between market interest rates and the fixed rate on the debt. At June 15, 2002 and December 29, 2001 our debt instruments primarily consisted of $2.3 billion of fixed-rate long-term senior notes, 4% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment, and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt.

     There was essentially no change in fair value of the interest rate swap in the first 24 weeks of 2002, which compares to a gain of $7 million over the same period in 2001. The fair value change was recorded in interest expense in our Condensed Consolidated Statements of Operations and in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting adjustment was recorded in interest expense in our Condensed Consolidated
Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

     During the third quarter of 2002, we purchased an interest rate swap that converted the remaining $900 million of our $1 billion 5 3/8% fixed rate debt to floating rate debt. The new interest rate swap expires in 2004 and is designed as and qualifies for fair value hedge accounting. The hedge is 100% effective in eliminating the interest rate risk inherent in our long-term debt.

     Equity Derivatives - We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability, which is based on PBG's stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

     At June 15, 2002 and December 29, 2001, we had one prepaid forward contract outstanding. The contract was for 608,000 shares of PBG stock with an exercise price of $23.02 per share. The contract expires in December of 2002 with a one-year renewal option.

Note 8 - New Accounting Standards
     During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets were not impaired. Had we adopted SFAS 142 on the first day of 2001, our 2001 amortization expense would have been lowered by approximately $30 million and $59 million in the quarter and year-to-date, respectively.

Note 9 - Comprehensive Income

                                                                     12-weeks Ended               24-weeks Ended
                                                                     --------------               --------------
                                                                 June           June           June          June
                                                               15, 2002       16, 2001       15, 2002      16, 2001
                                                               --------       --------       --------      --------
Net income...................................................    $240           $201           $347          $268
Currency translation adjustment..............................      27             (4)            27           (31)
Cash flow hedge accounting adjustment........................      16              -             28            (2)
                                                                  ---            ---            ---           ---
Comprehensive income.........................................    $283           $197           $402          $235
                                                                  ===            ===            ===           ===

Note 10 - Contingencies
     We are involved in a lawsuit with current and former employees concerning wage and hour issues in New Jersey. We are unable to predict the ultimate amount of any costs or implications of this case at this time as legal proceedings are ongoing.

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

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------------

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

Results of Operations
---------------------
                                     Reported Change  Constant Territory Change
                                     ---------------  -------------------------
                                    12-weeks 24-weeks   12-weeks   24-weeks
                                    -------- --------   --------   --------
  EBITDA............................   11%     12%         10%      11%
  Volume............................    5%      5%          2%       3%
  Net Revenue per Case..............    2%      3%          3%       3%

     EBITDA was $371 million and $599 million in the second quarter and first 24-weeks of 2002, representing an 11% and 12% increase over the same periods of 2001, respectively. On a constant territory basis, EBITDA growth was 10% for the quarter and 11% year-to-date reflecting an increase in net revenue per case across all countries and volume growth, primarily in the U.S. and Russia. The growth in both periods is partially offset by modest increases in cost of sales per case and selling, delivery and administrative expenses.

Volume
     Our worldwide physical case volume increased 5% in both the second quarter and first 24-weeks of 2002. Constant territory volume growth was 2% and 3% in the second quarter and year-to-date, respectively, led by the U.S. where volume increased 2% in the second quarter and 3% year-to-date. The U.S. second quarter results reflects solid take-home volume growth, partially offset by flat cold drink volume. The second quarter cold drink volume was unfavorably impacted by unseasonably cold weather in the U.S. and Canada, in addition to the lapping of the introduction of Mountain Dew Code Red in the prior year. On a year-to-date basis, the U.S. constant territory volume increase was led by favorable performance in both the take-home and cold drink channels. United States volume growth continues to benefit from innovation, as well as the strong growth of

Aquafina. Outside the U.S., our constant territory volume increased 4% in both the quarter and year-to-date as double-digit growth in Russia was partially offset by volume softness in Canada and declines in Spain.

Net Revenues
     Net revenues for the quarter grew $149 million, a 7% increase over the prior year, with year-to-date net revenues up 7% as well. On a constant territory basis, net revenues grew 5% in the quarter driven by volume growth of 2% and a 3% increase in net revenue per case. On a year-to-date basis, constant territory net revenue grew 6% reflecting 3% growth in both volume and net revenue per case. Constant territory net revenue per case growth was driven by the U.S., which grew 3% in both periods reflecting an increase in pricing, combined with favorable package and channel mix. Outside the U.S., constant territory net revenues were up 5% in the quarter, consisting of 4% volume growth and 1% net revenue per case growth. On a year-to-date basis, net revenues outside the U.S. were up 4% reflecting a 4% increase in volume and relatively flat net revenue per case growth. Excluding the negative impact of currency translations, net revenue per case grew 1% and 2% outside the U.S. in the quarter and first 24-weeks of 2002, respectively, and had no impact on worldwide net revenue per case growth.

Cost of Sales
     Cost of sales increased $77 million, or 7%, in the second quarter of 2002 and $137 million, or 7%, year-to-date. On a constant territory basis, cost of sales grew 4% in the quarter driven by volume growth of 2% and a 2% increase in cost of sales per case. On a year-to-date basis, constant territory cost of sales grew 5% reflecting 3% growth in volume and a 2% increase in cost of sales per case. The increase in cost of sales per case was driven by higher U.S. concentrate costs, and mix shifts into higher cost packages.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses grew $18 million, or 3%, in the second quarter and $38 million, or 3%, in the first 24-weeks of 2002. Excluding the impact of the adoption of Statement of Financial Accounting Standard ("SFAS") 142, which had it been adopted on the first day of 2001 would have lowered second quarter and year-to-date amortization expense by $30 million and $59 million, respectively, constant territory selling, delivery and administrative expenses grew 5% in the quarter and 6% year-to-date. This increase was primarily driven by higher variable selling and delivery costs reflecting growth in our business and higher advertising and marketing costs.

Interest income
     Interest income decreased $4 million in the second quarter and $9 million for the first 24-weeks of 2002 as a result of lower market interest rates received on our notes receivable from PBG, partially offset by a higher loan balance with PBG.

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

Income Tax Rate Change Benefit
     In the second quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada. The changes to deferred taxes resulted in a reduction of our tax expense in the second quarter of 2001 totaling $16 million.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations increased $104 million to $378 million reflecting strong EBITDA growth coupled with improved working capital.

     Net cash used for  investments  decreased by $5 million  primarily due to a
reduction  of  loans  made  to  PBG,   partially  offset  by  increased  capital
expenditures.

     Net cash (used for) provided by financing increased by $62 million from a source of cash of $18 million in 2001 to a use of cash of $44 million in 2002. This increase reflects the pay down of short term borrowings partially offset by issuances of long-term debt primarily outside the U.S. in 2002.

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, and unfavorable interest rate and currency fluctuations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     We have no material changes to the risk disclosures made in our 2001 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

     We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of June 15, 2002, and the related Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 15, 2002 and June 16, 2001 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 15, 2002 and June 16, 2001. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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


New York, New York
July 9, 2002

                   PART II - OTHER INFORMATION AND SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                       BOTTLING GROUP, LLC
                                                   -------------------------
                                                          (Registrant)






Date:  July 26, 2002                                    Andrea L. Forster
       -------------                               -------------------------
                                                    Controller and Principal
                                                       Accounting Officer




Date:  July 26, 2002                                   Alfred H. Drewes
       -------------                               -------------------------
                                                   Principal Financial Officer
                                                      and Managing Director