Form 10-Q
period 2002-09-07
BOTTLING GROUP LLC
filed 2002-10-17
CIK 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended  September 7, 2002   (36-weeks)
                               -------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from                 to
                               ------------       ------------

Commission file number

                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-4042452
 ---------------------------------                            ----------
  (State or other jurisdiction of                               (I.R.S.
Employer incorporate or organization)                     Identification No.)

     One Pepsi Way, Somers, New York                             10589
 ----------------------------------------                     ----------
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

                                                                                                           Page No.
                                                                                                          ---------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 36-weeks ended September 7, 2002 and September 8, 2001                       2

                      Condensed Consolidated Statements of Cash Flows -
                           36-weeks ended September 7, 2002 and September 8, 2001                              3

                      Condensed Consolidated Balance Sheets -
                           September 7, 2002 and December 29, 2001                                             4

                      Notes to Condensed Consolidated Financial Statements                                   5-9

                      Independent Accountants' Review Report                                                  10


        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                              11-13

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                                        14

        Item 4.       Controls and Procedures                                                                 14

Part II               Other Information                                                                    15-20



                                                    PART I - FINANCIAL INFORMATION
     Item 1.
                                                          Bottling Group, LLC
                                            Condensed Consolidated Statements of Operations
                                                        in millions, unaudited

                                                                                       12-weeks Ended           36-weeks Ended
                                                                                       --------------           --------------
                                                                                 September    September    September    September
                                                                                  7, 2002      8, 2001      7, 2002      8, 2001
                                                                                 --------     --------     ---------    ---------

     Net Revenues...............................................................   $2,455       $2,274       $6,436       $5,981
     Cost of sales..............................................................    1,337        1,222        3,464        3,212
                                                                                    -----        -----        -----        -----

     Gross Profit...............................................................    1,118        1,052        2,972        2,769
     Selling, delivery and administrative expenses..............................      780          767        2,227        2,176
                                                                                    -----        -----        -----        -----

     Operating Income...........................................................      338          285          745          593
     Interest expense...........................................................       31           29           92           91
     Interest income............................................................        7           11           20           33
     Foreign currency loss......................................................        3            -            3            -
     Minority interest..........................................................        5            6            8           13
                                                                                    -----        -----        -----        -----


     Income before income taxes.................................................      306          261          662          522
     Income tax expense before rate change......................................       19           10           28           19
     Income tax rate change benefit.............................................        -           (9)           -          (25)
                                                                                    -----        -----        -----        -----

     Net Income.................................................................   $  287       $  260       $  634       $  528
                                                                                    =====        =====        =====        =====

                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                          Bottling Group, LLC
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited
                                                                                               36-weeks Ended
                                                                                               --------------
                                                                                           September      September
                                                                                            7, 2002        8, 2001
                                                                                            -------        -------
    Cash Flows - Operations
      Net income.....................................................................        $ 634          $ 528
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................         291            257
            Amortization..............................................................           5             92
            Other non-cash charges and credits, net...................................          84             84
            Changes in operating working capital:
              Accounts receivable.....................................................        (281)          (274)
              Inventories.............................................................         (35)           (58)
              Prepaid expenses and other current assets...............................          36              2
              Accounts payable and other current liabilities..........................          60             38
                                                                                              ----           ----

            Net change in operating working capital ..................................        (220)          (292)
                                                                                              ----           ----

    Net Cash Provided by Operations...................................................         794            669
                                                                                              ----           ----

    Cash Flows - Investments
       Capital expenditures...........................................................        (437)          (397)
       Acquisitions of bottlers.......................................................         (19)           (43)
       Notes receivable from PBG......................................................        (256)          (315)
       Sale of property, plant and equipment..........................................           4              4
       Other, net.....................................................................         (46)           (24)
                                                                                              ----           ----

    Net Cash Used for Investments.....................................................        (754)          (775)
                                                                                              ----           ----

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................         (76)            16
       Proceeds from issuance of long-term debt.......................................          38              -
       Payments of long-term debt.....................................................          (3)            (1)
                                                                                              ----           ----

    Net Cash (Used for) Provided by Financing.........................................         (41)            15
                                                                                              ----           ----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................
                                                                                                 1             (4)
                                                                                              ----           ----
    Net Decrease in Cash and Cash Equivalents.........................................           -            (95)
    Cash and Cash Equivalents - Beginning of Period...................................         262            318
                                                                                              ----           ----
    Cash and Cash Equivalents - End of Period.........................................       $ 262          $ 223
                                                                                              ====           ====

    Supplemental Cash Flow Information
    Non-cash owner contribution.......................................................       $  24          $  74
                                                                                              ====           ====
    Third-party interest and income taxes paid........................................       $ 130          $ 134
                                                                                              ====           ====

                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                          Bottling Group, LLC
                                                 Condensed Consolidated Balance Sheets
                                                              in millions
                                                                                  (Unaudited)
                                                                                   September       December
                                                                                    7, 2002        29, 2001
                                                                                   ---------        ---------
Assets
Current Assets
  Cash and cash equivalents................................................          $  262         $  262
  Accounts receivable, less allowance of $50 at
        September 7, 2002 and $42 at December 29, 2001.....................           1,135            823
  Inventories..............................................................             376            331
  Prepaid expenses and other current assets................................              98            115
                                                                                      -----          -----
          Total Current Assets.............................................           1,871          1,531

Property, plant and equipment, net.........................................           2,783          2,543
Intangible assets, net.....................................................           3,739          3,684
Notes receivable from PBG..................................................           1,093            837
Other assets...............................................................              97             82
                                                                                      -----          -----
           Total Assets....................................................          $9,583         $8,677
                                                                                      =====          =====

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $1,090         $  977
  Short-term borrowings....................................................              53             77
                                                                                      -----          -----
          Total Current Liabilities........................................           1,143          1,054

Long-term debt.............................................................           2,356          2,299
Other liabilities..........................................................             447            406
Deferred income taxes......................................................             187            168
Minority interest..........................................................             161            154
                                                                                      -----          -----
          Total Liabilities................................................           4,294          4,081

Owners' Equity
   Owners' net investment..................................................           5,672          5,012
   Accumulated other comprehensive loss....................................            (383)          (416)
                                                                                      -----          -----
          Total Owners' Equity.............................................           5,289          4,596
                                                                                      -----          -----
           Total Liabilities and Owners' Equity............................          $9,583         $8,677
                                                                                      =====          =====

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

     In conjunction with PBG's initial public offering in 1999, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.0% of Bottling LLC and PepsiCo owns the remaining 7.0% at September 7, 2002.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

     The accompanying Condensed Consolidated Balance Sheet at September 7, 2002 and the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 7, 2002 and September 8, 2001 and Cash Flows for the 36-weeks ended September 7, 2002 and September 8, 2001 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2001 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - Inventories
                                           September     December
                                            7, 2002      29, 2001
                                           ---------     --------
Raw materials and supplies.............       $139         $117
Finished goods.........................        237          214
                                              ----         ----
                                              $376         $331
                                              ====         ====

Note 4 - Property, plant and equipment, net

                                                                                September      December
                                                                                 7, 2002       29, 2001
                                                                                ---------      --------
Land...................................................................          $  154        $  145
Buildings and improvements.............................................             989           925
Manufacturing and distribution equipment...............................           2,550         2,308
Marketing equipment....................................................           1,997         1,846
Other..................................................................             140           121
                                                                                  -----         -----
                                                                                  5,830         5,345
Accumulated depreciation...............................................          (3,047)       (2,802)
                                                                                  -----         -----
                                                                                 $2,783        $2,543
                                                                                  =====         =====

Note 5 - Intangible assets, net
                                                                                September     December
                                                                                 7, 2002      29, 2001
                                                                                ---------     --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................          $   19        $   12
   Other identifiable intangibles......................................              44            39
                                                                                  -----         -----
                                                                                     63            51
                                                                                  -----         -----
   Accumulated amortization:
   Franchise rights....................................................              (4)           (2)
   Other identifiable intangibles......................................             (27)          (25)
                                                                                  -----         -----
                                                                                    (31)          (27)
                                                                                  -----         -----
Intangibles not subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................           3,626         3,585
   Goodwill............................................................           1,588         1,574
                                                                                  -----         -----
                                                                                  5,214         5,159
                                                                                  -----         -----
   Accumulated amortization:
   Franchise rights....................................................            (976)         (971)
   Goodwill............................................................            (531)         (528)
                                                                                  -----         -----
                                                                                 (1,507)       (1,499)
                                                                                 ------         -----
                                                                                 $3,739        $3,684
                                                                                  =====         =====

Note 6 - Acquisitions
     During 2002 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several different PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $15 million in cash and $64 million of assumed debt:

o Fruko Mesrubat Sanayii A.S. of Turkey in March.

o Pepsi-Cola  Bottling  Company of Aroostook,  Inc.,  of Presque Isle,  Maine in
  June.

o Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July.


     Also in March 2002, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling Company of Macon, Inc. in Georgia. In connection with the acquisition, PBG contributed certain net assets acquired totaling $24 million to Bottling LLC.

     As a result of these acquisitions, we acquired $43 million of intangible assets, $7 million was assigned to goodwill and $31 million to franchise rights and other intangibles, all of which are not subject to amortization, and $5 million was assigned to other identifiable intangibles, which are subject to amortization.
     The Turkey and Prince Edward Island acquisitions were made to allow us to strategically increase our markets outside the United States. Our domestic acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.
     In 2002, we paid approximately $4 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States. These rights are subject to amortization.
     In May 2002, PBG signed a non-binding agreement with Mr. Enrique C. Molina Sobrino and PepsiCo, the two principal shareholders of the Mexican bottler Pepsi-Gemex, S.A. de. C.V. ("Pepsi-Gemex") regarding the possible acquisition of all of the shares of Pepsi-Gemex. On October 7, 2002, we commenced cash tender offers in the United States and Mexico to complete the acquisition of Pepsi-Gemex. The tender offers will expire at 5 p.m. (EDT) on November 4, 2002, unless the offers are extended. Both Mr. Molina and PepsiCo have each agreed to tender approximately 40 percent and 34.2 percent, respectively, of the total outstanding capital stock of Pepsi-Gemex. Pepsi-Gemex's Board of Directors has recommended that all other Pepsi-Gemex shareholders accept the offers and tender their shares. The U.S. offer is for all global depositary shares ("GDS") at Ps
106.38 per GDS and for all series B shares and all ordinary participation certificates ("CPO") held by holders who are not resident in Mexico at Ps 5.91 per series B share and Ps 17.73 per CPO. The Mexican offer is for all series B shares and CPOs at the same prices offered in the U.S. tender offer. The tender offers are conditioned upon, among other things, the number of shares, CPOs and GDSs tendered and not withdrawn, that represent not less than 90 percent of all outstanding shares of capital stock of Pepsi-Gemex on the expiration date. The final tender offer price per share is based on the shares outstanding at the date of the tender offer and Gemex's equity value of approximately 9.0 billion Mexican pesos as disclosed in the tender offer documents filed with the U.S. Securities and Exchange Commission and the Comision Nacional Bancaria y de Valores of Mexico. A payment from PepsiCo to PBG of 172.7 million Mexican pesos is being made in order to facilitate the purchase and ensure a smooth ownership transition of Gemex. PBG will be financing the tender offers through temporary issuances of commercial paper and/or temporary bridge financing in the amount up to $1.2 billion and will be lending these funds to us. We expect to repay the commercial paper and/or bridge financing through the subsequent issuance of long term debt upon consummation of the tender offers.
     During the fourth quarter, we signed a letter of intent to acquire the Pepsi-Cola Buffalo Bottling Corp., based in Buffalo, NY. The transaction is expected to close during the first quarter of 2003. Also in the fourth quarter, we signed a letter of intent to acquire Kitchener Beverages Limited, based in Kitchener, Ontario. This transaction is expected to close in the fourth quarter of 2002.

Note 7 - Financial Instruments
     As of September 7, 2002,  our use of derivative  instruments  is limited to
interest  rate  swaps,  forward  contracts,   futures  and  options  on  futures
contracts.

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

     The amount of deferred losses from our commodity hedging that we recognized into income was $13 million during the first 36 weeks of 2002 and was not significant over the same period in 2001. As a result of our commodity hedges, a $21 million and $19 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets based on the commodity rates in effect on September 7, 2002, and December 29, 2001, respectively. Assuming no change in the commodity prices as measured on September 7, 2002, $16 million of the deferred loss or $10 million on an after-tax basis, will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2002 or 2001.

     Fair Value Hedge - The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt representing differences between market interest rates and the fixed rate on the debt. At September 7, 2002 and December 29, 2001 our debt instruments primarily consisted of $2.3 billion of fixed-rate long-term senior notes of which we converted our $1.0 billion 5 3/8% fixed rate debt to floating rate debt through the use of interest rate swaps. Our objective was to reduce our overall borrowing costs.

     The interest rate swaps, which expire in 2004, are designated as and qualify for fair value hedge accounting and are 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment, and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with the swaps are fully offset by the opposite market impact on the related debt.

     The change in fair value of the interest rate swaps in the first 36 weeks was a gain of $12 million and $5 million in 2002 and 2001, respectively. The fair value change of the swap agreement was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting adjustment was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

     Equity Derivatives - We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability, which is based on our stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

     At December 29, 2001 we had one prepaid forward contract outstanding. The contract was for 608,000 shares of PBG stock with an exercise price of $23.02 per share. This contract was amended in the third quarter of 2002 to include an additional 30,000 shares at an initial price of $25.01. Therefore, at September 7, 2002 the contract reflects 638,000 shares of PBG stock with an average exercise price of $23.11. The contract expires in December 2002 with a one-year renewal option.

     Other Derivatives - During the third quarter, Bottling Group LLC entered into an option contract to mitigate certain currency risks. Although this instrument does not qualify for hedge accounting, it is deemed a derivative since it contains a net settlement clause. We have amortized the premium as a reduction of net income in our Condensed Consolidated Statement of Operations. The option contract had no fair value at September 7, 2002.

Note 8 - New Accounting Standards
     During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets were not impaired. Had we adopted SFAS 142 on the first day of 2001, our 2001 amortization expense would have been lowered by approximately $30 million and $89 million in the quarter and year-to-date, respectively.

Note 9 - Comprehensive Income

                                                                12-weeks Ended           36-weeks Ended
                                                                --------------           --------------
                                                             September   September     September  September
                                                              7, 2002     8, 2001       7, 2002    8, 2001
                                                             ---------   ---------     ---------  ---------
Net income...................................................   $287        $260          $634       $528
Currency translation adjustment..............................      4           2            31        (29)
Cash flow hedge accounting adjustment........................    (29)         (9)           (2)       (11)
                                                                 ---         ---           ---        ---
Comprehensive income........................................    $262        $253          $663       $488
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

Note 11 - Subsequent Event
     On October 14, 2002, PBG contributed its 20.32% ownership interest in our Canadian operations, in exchange for an increase in its equity interest in Bottling LLC. As a result of this contribution, PBG's ownership interest in Bottling LLC increased from 93.0% to 93.2%, and PepsiCo's ownership in Bottling LLC decreased from 7.0% to 6.8%.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Bottling Group, LLC as of September 7, 2002, and the related Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 7, 2002 and September 8, 2001 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 7, 2002 and September 8, 2001. These Condensed Consolidated Financial Statements are the responsibility of Bottling Group, LLC's management.

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


New York, New York
October 1, 2002

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

Results of Operations
                                  Reported Change  Constant Territory Change
                                  ---------------  -------------------------
                                12-weeks  36-weeks    12-weeks   36-weeks
                                --------  --------    --------   --------
 EBITDA........................    9%         10%        6%          9%
 Volume........................    7%          5%        1%          2%
 Net Revenue per Case..........    1%          2%        3%          3%

     EBITDA was $442 million and $1,041 million in the third quarter and first 36-weeks of 2002, representing a 9% and 10% increase over the same periods of 2001, respectively. On a constant territory basis, EBITDA growth was 6% for the quarter and 9% year-to-date. In the quarter, constant territory EBITDA growth was driven by worldwide net revenue per case growth of 3% and volume growth of 1%, offset by cost of sales growth of 5% and selling, delivery and administrative expense growth of 3%. On a year-to-date basis, constant territory EBITDA growth was driven by worldwide net revenue per case growth of 3% and volume growth of 2%, offset by cost of sales growth of 5% and selling, delivery and administrative expenses growth of 5%. Excluding the favorable impact of currency translations, constant territory EBITDA grew 5% in the quarter and 8% year-to-date on a worldwide basis. As we look to the fourth quarter and full year, we expect our worldwide constant territory EBITDA growth rate to be about 15% for the quarter and 10% to 12% for the full year.

Volume
     Our worldwide physical case volume increased 7% in the third quarter and 5% in the first 36-weeks of 2002. Constant territory volume growth was 1% and 2% in the third quarter and year-to-date, respectively, with the U.S. increasing by 1% in the third quarter and 2% year-to-date. The U.S. results were modestly lower than expected and reflect continued growth in take-home volume, particularly in foodstores, as well as favorable cold drink performance in our convenience and gas segment, offset by continued softness in our on-premise business. United States volume growth continues to benefit from innovation, as well as the strong growth of Aquafina, offset by declines in brand Pepsi. Outside the U.S., our constant territory volume increased over 1% in the quarter and 3% year-to-date as double-digit growth in Russia, which was driven by the strong performance of Pepsi Twist, Pepsi Cherry and Aqua Minerale, was partially offset by volume declines in Spain. As we look to the fourth quarter and the full year, we expect U.S. constant territory volume growth to continue at approximately 1% for the quarter and 2% for the full year and with worldwide constant territory volume expected to be about 2% for both the quarter and the full year.

Net Revenues
     Net revenues for the quarter grew $181 million, an 8% increase over the prior year, with year-to-date net revenues up 8% as well. On a constant territory basis, net revenues grew 4% in the quarter driven by volume growth of 1% and a 3% increase in net revenue per case. Excluding the favorable impact of currency translations, worldwide net revenue per case grew 2% in the quarter. On a year-to-date basis, constant territory net revenue grew 5% reflecting 2% growth in volume and an increase in net revenue per case of 3%. Worldwide constant territory net revenue per case growth in both periods was driven by the U.S., which grew 3% reflecting price increases combined with favorable package mix. Outside the U.S., constant territory net revenues were up approximately 7% in the quarter, reflecting over 1% volume growth and over 5% net revenue per case growth. On a year-to-date basis, our net revenues outside the U.S. grew 6%, reflecting a 3% increase in both volume and net revenue per case. Excluding the favorable impact of currency translations, net revenue per case outside the U.S. grew 2% in both the quarter and year-to-date.

Cost of Sales
     Cost of sales increased $115 million, or 9%, in the third quarter of 2002 and $252 million, or 8%, year-to-date. On a constant territory basis, cost of sales grew 5% in the quarter driven by volume growth of 1% and a 4% increase in cost of sales per case. On a year-to-date basis, constant territory cost of sales grew 5% reflecting 2% growth in volume and a 3% increase in cost of sales per case. The increase in cost of sales per case for both periods was driven by higher U.S. concentrate costs, and mix shifts into higher cost packages. Excluding the negative impact of currency translations, cost of sales per case increased 3% in the quarter and less than 3% year-to-date.

Selling, Delivery and Administrative Expenses

     Selling, delivery and administrative expenses grew 2% in both the third quarter and first 36-weeks of 2002. Had we adopted SFAS 142 on the first day of 2001, amortization expense would have been lowered by $30 million and $89 million for the third quarter and year-to-date, respectively. Excluding the impact of SFAS 142, constant territory selling, delivery and administrative expenses grew 3% in the quarter and 5% year-to-date. This increase was primarily driven by higher variable selling and delivery costs reflecting growth in our business. Selling, delivery and administrative expenses were also favorably impacted as we lapped higher labor costs associated with labor contract negotiations from the third quarter last year. Excluding this favorable impact, our underlying selling, delivery and administrative expense trend was consistent with the first half of the 2002. Excluding the negative impact of currency translations, selling, delivery and administrative expenses increased less than 3% in the quarter and remained at 5% year-to-date.

Interest income
     Interest income decreased $4 million in the third quarter, and $13 million for the first 36-weeks of 2002 as a result of lower market interest rates received on our notes receivable from PBG, partially offset by a higher loan balance with PBG.

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


Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations increased $125 million to $794 million reflecting strong EBITDA growth coupled with improved working capital.

     Net cash used for investments  decreased by $21 million  primarily due to a
reduction  of  loans  made  to  PBG,   partially  offset  by  increased  capital
expenditures.

     Net cash (used for) provided by financing increased by $56 million from a source of cash of $15 million in 2001 to a use of cash of $41 million in 2002. This increase in use of cash reflects the pay down of short-term borrowings partially offset by issuances of long-term debt primarily outside the U.S. in 2002.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     In March 2002 we acquired Fruko Mesrubat Sanayii A.S. in Turkey. The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies, and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of the foreign assets are affected by fluctuations in foreign currency exchange rates.

     Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey is considered a highly inflationary economy for accounting purposes.



Item 4.

Controls and Procedures
-----------------------
     Within the 90 days prior to the date of this report, Bottling Group, LLC. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION



Item 5.           Other Information
                  -----------------

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by PBG's Audit and Affiliated Transactions Committee (the "Committee") to be performed by KPMG LLP ("KPMG"), the Company's external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. On August 13, 2002, the Committee approved the engagement of KPMG for the following non-audit services:
(1) tax consulting services relating to acquisitions; (2) auditing of benefit plans; (3) due diligence related to acquisitions; (4) preparation of pro forma financial statements related to acquisitions; (5) technical assistance relating to the internal audit of the Company's Information Technology function, provided that such services are conducted under the direction and supervision of the Director of Internal Audit; and (6) other non-audit services approved by the Chairman of the Committee, provided that such services are approved by the entire Committee at the next regularly scheduled Committee meeting.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                      BOTTLING GROUP, LLC
                                                 ----------------------------
                                                         (Registrant)




Date:      October 17, 2002                             Andrea L. Forster
           ----------------                      ----------------------------
                                                 Principal Accounting Officer




Date:      October 17, 2002                            Alfred H. Drewes
           ----------------                      ----------------------------
                                                 Principal Financial Officer

                                    Form 10-Q Certification

I, John T. Cahill, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bottling Group, LLC.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:      October 17, 2002                               John T. Cahill
           ----------------                        ---------------------------
                                                   Principal Executive Officer

                                    Form 10-Q Certification

I, Alfred H. Drewes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bottling Group, LLC.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:      October 17, 2002                               Alfred H. Drewes
           ----------------                        ---------------------------
                                                   Principal Financial Officer