Form 10-K
period 2002-12-28
BOTTLING GROUP LLC
filed 2003-03-28
CIK 1087835

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                   For the Fiscal Year Ended December 28, 2002
                                       or
[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required)

               For the transition period from ________ to ________

                       Commission file number 333-80361-01

                               BOTTLING GROUP, LLC
             (Exact name of Registrant as Specified in its Charter)

     ORGANIZED IN DELAWARE                            13-4042452
 (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


             ONE PEPSI WAY
           SOMERS, NEW YORK                                10589
(Address of Principal Executive Offices)                (Zip code)

       Registrant's telephone number, including area code: (914) 767-6000

                          -------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

        INDICATE BY CHECK MARK WHETHER REGISTRANT IS AN ACCELERATED FILER (As Defined in Exchange Act Rule 12b-2). YES [ ] NO [ X ]

      THE AGGREGATE MARKET VALUE OF BOTTLING GROUP, LLC VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF BOTTLING GROUP, LLC AS OF JUNE 15, 2002 WAS $0.

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

      Bottling Group, LLC ("Bottling LLC") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is fully consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece, Russia, Turkey and Mexico. Prior to its formation, Bottling LLC was an operating unit of PepsiCo, Inc. ("PepsiCo"). When used in this Report, "Bottling LLC," "we," "us" and "our" each refers to Bottling Group, LLC and, where appropriate, its subsidiaries.

      PBG was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2003, PepsiCo's ownership represented 38.0% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 43.1% of the voting power of all classes of PBG's voting stock.

      PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contributions of assets, PBG owns 93.2% and PepsiCo owns the remaining 6.8%.

RECENT ACQUISITIONS

      On March 13, 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey for a purchase price of approximately $75 million in cash and assumed debt.

      On November 5, 2002, we acquired approximately 99.8% of all of the outstanding capital stock of Pepsi-Gemex, S.A. de C.V. ("Gemex"), which is the largest bottler in Mexico and the largest bottler outside the United States of Pepsi-Cola soft drink products based on sales volume, through simultaneous tender offers in Mexico and the United States. Following the offers, we funded a trust for the acquisition of the balance of the outstanding capital stock and caused Gemex to carry out a reverse stock split that eliminated for cash the outstanding capital stock held by any remaining security holders other than us. Our total cost for the purchase of Gemex was a net cash payment of $871 million and assumed debt of approximately $305 million.

PRINCIPAL PRODUCTS

      We are the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include PEPSI-COLA, MOUNTAIN DEW, DIET PEPSI, AQUAFINA, LIPTON BRISK, MOUNTAIN DEW CODE RED, SIERRA MIST, SOBE, DOLE, MUG, DIET MOUNTAIN DEW, PEPSI TWIST, STARBUCKS FRAPPUCCINO and, outside the U.S., PEPSI-COLA, MIRINDA, 7 UP, KAS, ELECTROPURA, AQUA MINERALE,MANZANITA SOL, SQUIRT, GARCI CRESPO, FIESTA, PEPSI LIGHT, IVI, YEDIGUN, and FRUKO.

      We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and, after our recent acquisition of Gemex, all or a portion of 21 states in Mexico. In some of our U.S. territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER, ALL SPORT and, through December 2002, 7 UP. In 2002, approximately 82% of our net revenues were generated in the United States, and the remaining 18% was generated in Canada, Spain, Greece, Russia, Turkey and Mexico. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

      We purchase the concentrates to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies.

      In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements provide that, with respect to the soft drink products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by us that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, strikes, weather conditions and governmental controls.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

      Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, MOUNTAIN DEW, DIET PEPSI, AQUAFINA, LIPTON BRISK, MOUNTAIN DEW CODE RED, SIERRA MIST, SOBE, DOLE, MUG, DIET MOUNTAIN DEW, PEPSI TWIST, STARBUCKS FRAPPUCCINO and, outside the U.S., PEPSI-COLA, MIRINDA, 7 UP, KAS, ELECTROPURA, AQUA MINERALE, MANZANITA SOL, SQUIRT, GARCI CRESPO, FIESTA, PEPSI LIGHT, IVI, YEDIGUN, and FRUKO. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our U.S. territories, we also have the right to manufacture, sell and distribute soft drink products of othercompanies, including DR PEPPER, ALL SPORT and, through December 2002, 7 UP.

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

      Terms of the Master Bottling Agreement. The Master Bottling Agreement under which we manufacture, package, sell and distribute the cola beverages bearing the PEPSI-COLA and PEPSI Trademarks in the U.S. was entered into in March of 1999. The Master Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the Master Bottling Agreement with respect to the prices at which we sell our products.

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

      The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2002, PepsiCo approved our annual plan.

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

      The Master Bottling Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the PEPSI-COLA trademarks or any modification thereof. When that occurs, we are obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Master Bottling Agreement also imposes requirements with respect to the use of PepsiCo's trademarks, authorized containers, packaging and labeling.

      If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement.

      Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area -- currently representing approximately 12.6% of PepsiCo's U.S. bottling system in terms of volume -- if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG's voting securities without the consent of PepsiCo. As of February 21, 2003, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 6.0% of PBG's Common Stock.

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

      Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, MOUNTAIN DEW CODE RED, SLICE, SIERRA MIST, FRUITWORKS, MUG root beer and cream soda. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. PBG's non-cola bottling agreements will terminate if PepsiCo terminates PBG's Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

      Terms of Certain Distribution Agreements. PBG also has agreements with PepsiCo granting PBG exclusive rights to distribute AQUAFINA, AMP and DOLE in all of PBG's territories and SOBE in certain specified territories. PBG has the right to manufacture AQUAFINA in certain locations depending on the availability of appropriate equipment. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. PBG recently obtained the rights to sell and distribute GATORADE in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Master Syrup Agreement. The Master Syrup Agreement grants PBG the exclusive right to manufacture, sell and distribute fountain syrup to local customers in PBG territories. The Master Syrup Agreement also grants PBG the right to act as a manufacturing and delivery agent for national accounts within PBG territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint PBG to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, PBG will have the exclusive right to service fountain equipment for all of the national account customers within PBG's territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

      The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of PBG's rights thereunder.

      PBG's Master Syrup Agreement will terminate if PepsiCo terminates PBG's Master Bottling Agreement.

      Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc for DR PEPPER, SCHWEPPES, CANADA DRY AND HAWAIIAN PUNCH, the Pepsi/Lipton Tea Partnership for LIPTON BRISK and LIPTON'S ICED TEA, the North American Coffee Partnership for STARBUCKS FRAPPUCCINO, and The Monarch Beverage Company, Inc. for ALL SPORT, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders.

SEASONALITY

      Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 73% of our operating income is typically earned during the second and third quarters. Approximately 75% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

      The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A. and Coca-Cola FEMSA S.A. de C.V. The market shares for our U.S. territories range from approximately 11.0% to approximately 53.0% and for our non-U.S. territories from approximately 13.0% to approximately 40.0%. Actions by our major competitors and others in the beverage industry, as well as the general economic environment could have an impact on our future market share.

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

GOVERNMENTAL REGULATION APPLICABLE TO BOTTLING LLC

      Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the United States as well as foreign government entities and agencies in Canada, Spain, Greece, Russia, Turkey and Mexico. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to laws and regulations relating to the protection of the environment in the countries in which we do business. In the United States, we are subject to the laws and regulations of the Department of Transportation, and various federal, state and local occupational and environmental laws. These laws and regulations include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and laws relating to the operation, maintenance of and financial responsibility for fuel storage tanks.

      We believe that our current legal, operational and environmental compliance programs are adequate and that we are in substantial compliance with applicable laws and regulations of the countries in which we do business. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

      Bottle and Can Legislation

      In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Prince Edward Island and Quebec.

      Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and California imposes a levy on beverage containers to fund a waste recovery system.

      In addition to the Canadian deposit legislation described above, Ontario, Canada, currently has a regulation requiring that 30% of all soft drinks sold in Ontario be bottled in refillable containers. This regulation is currently being reviewed by the Ontario Ministry of the Environment.

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

      Soft Drink Excise Tax Legislation

      Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. In Mexico, there is an excise tax on mineral water and, effective January 1, 2003, there is an excise tax applicable to any products produced without sugar, including diet soft drinks.

      Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey.

      We are not aware of any material soft drink taxes that have been enacted in any other market served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

      Trade Regulation

      As a manufacturer, seller and distributor of bottled and canned soft drink products of PepsiCo and other soft drink manufacturers in exclusive territories in the United States and internationally, we are subject to antitrust and competition laws. Under the Soft Drink Interbrand Competition Act, soft drink bottlers operating in the United States, such as us, may have an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive geographic territories in which we operate.

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

      Mexican Water Regulation

      In Mexico, we purchase water directly from municipal water companies and pump water from our own wells pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for 5, 10 or 15 year terms. Our concessions may be terminated if, among other things, (a) we use more water than permitted, (b) we fail to pay required concession-related fees, or (c) we fail to complete agreed-upon construction or improvements. Our concessions satisfy our current water requirements and we believe that we are in compliance in all material respects with the terms of our existing concessions.

EMPLOYEES

      As of December 28, 2002, we employed approximately 65,000 full-time workers, of whom approximately 29,500 were employed in the United States and approximately 25,900 were employed in Mexico. Approximately 8,700 of our full-time workers in the United States are union members and approximately 18,800 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

      See Note 13 to Bottling LLC's Consolidated Financial Statements set forth in Item 8 below.


ITEM 2. PROPERTIES

      As of December 28, 2002, we operated 95 soft drink production facilities worldwide, of which 89 were owned and six were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey. Of our 532 distribution facilities, 360 are owned and 172 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

      We also own or lease and operate approximately 39,900 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.5 million soft drink dispensing and vending machines.

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

ITEM 3. LEGAL PROCEEDINGS

      From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or, to Bottling LLC's best knowledge, threatened legal proceeding to which we are a party or that, in the opinion of management, is likely to have a material adverse effect on our future financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below, as of March 25, 2003, is information pertaining to the executive officers of Bottling LLC:

JOHN T. CAHILL, 45, is the Principal Executive Officer of Bottling LLC. He is also PBG's Chairman of the Board and Chief Executive Officer. He has been PBG's Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ALFRED H. DREWES, 47, is the Principal Financial Officer of Bottling LLC. He is also PBG's Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ANDREA L. FORSTER, 43, is the Principal Accounting Officer of Bottling LLC. She is also Vice President and Controller of PBG. In September 2000, Ms. Forster was also named Corporate Compliance Officer for PBG. Following several years with Deloitte Haskins and Sells, Ms. Forster joined PepsiCo in 1987 as a Senior Analyst in External Reporting. She progressed through a number of positions in the accounting and reporting functions and, in 1998, was appointed Assistant Controller of the Pepsi-Cola Company. She was named Assistant Controller of PBG in 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no public trading market for the ownership of Bottling LLC.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA

in millions

FISCAL YEARS ENDED                                             2002        2001       2000(1)      1999        1998
                                                             --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
  Net revenues.............................................. $  9,216    $  8,443    $  7,982    $  7,505    $  7,041
  Cost of sales.............................................    5,001       4,580       4,405       4,296       4,181
                                                             --------    --------    --------    --------    --------
  Gross profit..............................................    4,215       3,863       3,577       3,209       2,860
  Selling, delivery and administrative expenses.............    3,318       3,185       2,986       2,813       2,583
  Unusual impairment and other charges and credits (2)......       --          --          --         (16)        222
                                                             --------    --------    --------    --------    --------

  Operating income..........................................      897         678         591         412          55
  Interest expense, net.....................................       98          78          89         129         157
  Other non-operating expenses, net.........................        7          --           1           1          26
  Minority interest.........................................        9          14           8           5           4
                                                             --------    --------    --------    --------    --------
  Income (loss) before income taxes.........................      783         586         493         277        (132)
  Income tax (benefit) expense (3)..........................       49          (1)         22           4          (1)
                                                             --------    --------    --------    --------    --------

  Net income (loss)......................................... $    734    $    587    $    471    $    273    $   (131)
                                                             ========    ========    ========    ========    ========
BALANCE SHEET DATA (AT PERIOD END):
  Total assets.............................................. $ 10,907    $  8,677    $  8,228    $  7,799    $  7,227
  Long-term debt:
      Allocation of PepsiCo long-term debt..................       --          --          --          --       2,300
      Due to third parties..................................    3,535       2,299       2,286       2,284          61
                                                             --------    --------    --------    --------    --------
          Total long-term debt.............................. $  3,535    $  2,299    $  2,286    $  2,284    $  2,361
  Minority interest......................................... $     --    $    154    $    147    $    141    $    112
  Accumulated other comprehensive loss...................... $   (596)   $   (416)   $   (253)   $   (222)   $   (238)
  Owners' equity............................................ $  5,186    $  4,596    $  4,321    $  3,928    $  3,283

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

See "Management's Financial Review" set forth in Item 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Financial Review" set forth in Item 8 below.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following consolidated financial statements and notes thereto of The Pepsi Bottling Group, Inc. for the year ended December 28, 2002 are incorporated herein by reference and are included as Exhibit 99.1 hereto:

Consolidated Statements of Operations - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Consolidated Statements of Cash Flows - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Consolidated Balance Sheets - December 28, 2002 and December 29, 2001.

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

MANAGEMENT'S FINANCIAL REVIEW
TABULAR DOLLARS IN MILLIONS

OVERVIEW

      Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is 93% owned by PBG and is fully consolidated, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Canada, Spain, Greece, Russia, Turkey and, as a result of our recent acquisition, Mexico. In 2002, approximately 82% of our net revenues were generated in the United States with the remaining 18% generated outside the United States. In 2003, we expect approximately 72% of our net revenues to come from the U.S., 12% of our net revenues to come from our newly acquired operations in Mexico, and the remaining 16% to come from operations outside the U.S. and Mexico.

      The brands we sell are some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, MOUNTAIN DEW CODE RED, LIPTON BRISK, MUG, AQUAFINA, DIET MOUNTAIN DEW, PEPSI TWIST, STARBUCKS FRAPPUCCINO, SIERRA MIST, DOLE and SOBE, and outside the U.S., PEPSI-COLA, MIRINDA, 7 UP, KAS, ELECTROPURA, AQUA MINERALE, MANZANITA SOL, SQUIRT, GARCI CRESPO, FIESTA, PEPSI LIGHT, IVI, YEDIGUN, and FRUKO. In some of our U.S. territories, we also have the right to manufacture, sell and distribute soft drink products of other companies other than PepsiCo, Inc., including DR PEPPER and ALL SPORT, and through December 2002, 7 UP.

      The following discussion and analysis covers the key drivers behind our business performance in 2002 and is categorized into seven major sections. The first four sections discuss application of critical accounting policies, related party transactions, items that affect the comparability of historical or future results and non-GAAP measures. The next two sections provide an analysis of our results of operations and liquidity and financial condition. The last section contains a discussion of our market risks and cautionary statements. The discussion and analysis throughout Management's Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, based on the advice of external experts and our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements. For each of the critical accounting estimates discussed below we have reviewed our policies, assumptions and related disclosures with our Audit and Affiliated Transactions Committee.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - A portion of our accounts receivable will not be collected due to customer issues and bankruptcies. We provide reserves for these situations based on the evaluation of the aging of our trade receivable portfolio and a customer-by-customer analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate.

      As of December 28, 2002, our allowance for doubtful accounts was $67 million and $42 million as of December 29, 2001 and December 30, 2000, which represents management's best estimate of probable losses inherent in our portfolio. While the overall quality of our receivable portfolio has remained relatively stable, we continue to pay particular attention to those customers that represent a higher potential risk. In 2002, as a result of the deterioration of the financial condition of certain customers, we have recorded additional reserves based upon estimates of uncollectibility. The following is an analysis of the allowance for doubtful accounts for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000:

                                              ALLOWANCE FOR DOUBTFUL
                                                      ACCOUNTS
                                              ----------------------
                                               2002    2001    2000
                                              ------  ------  ------
Beginning of the year .....................   $ 42    $ 42    $ 48
Bad debt expense ..........................     32       9       3
Additions from acquisitions ...............     14      --      --
Accounts written off ......................    (22)     (9)     (8)
Foreign currency translation ..............      1      --      (1)
                                              ----    ----    ----
End of the year ...........................   $ 67    $ 42    $ 42
                                              ====    ====    ====




      Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and in particular, our customers' viability. We have effective credit controls in place to manage these exposures and believe that our allowance for doubtful accounts adequately provides for these risks.

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES - During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually.

      Our identifiable intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise rights. Our franchise rights are typically perpetual in duration, subject to compliance with the underlying franchise agreement. The value and life of our franchise rights are directly associated with the underlying portfolio of brands that we are entitled to make, sell and distribute under applicable franchise agreements. In considering whether franchise rights have an indefinite useful life, we consider the nature and terms of the underlying franchise agreements; our intent and ability to use the franchise rights; and the age and market position of the products within the franchise as well as the historical and projected growth of those products. We assign amounts to such identifiable intangibles based on their estimated fair values at the date of acquisition.

      In accordance with Emerging Issues Task Force ("EITF") Issue No. 02-07, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets," we evaluate our franchise rights with indefinite useful lives for impairment annually as asset groups on a country-by-country basis ("asset groups"). We measure the fair value of these asset groups utilizing discounted estimated future cash flows, including a terminal value, which assumes the franchise rights will continue in perpetuity. Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital plus an additional risk premium to reflect the risk and uncertainty inherent in separately acquiring a franchise agreement between a willing buyer and a willing seller. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions. Based upon our annual impairment analysis, the estimated fair values of our franchise rights with indefinite lives exceeded their carrying amounts in 2002.

      In accordance with SFAS No. 142, we evaluate goodwill on a country-by-country basis ("reporting unit") for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

      We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity, less its respective minority interest and net debt (net of cash and cash equivalents). Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted average cost of capital. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions. Based upon our annual impairment analysis in the fourth quarter of 2002, the estimated fair value of our reporting units exceeded their carrying value and as a result, we did not proceed to the second step of the impairment test.

      Considerable management judgment is necessary to estimate discounted future cash flows, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. A change in assumptions in our cash flows could have a significant impact on the fair value of our reporting units, which could then result in a material impairment charge to our results of operations.

      PENSION AND POSTRETIREMENT BENEFIT PLANS - We sponsor pension and other postretirement benefit plans in various forms, covering employees who meet specified eligibility requirements. We account for our defined benefit pension plans and our postretirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables including anticipated discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.

      The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. The expected return on plan assets is based on our long-term historical experience, our plan asset allocation and our expectations for long-term interest rates and market performance. In evaluating our rate of return on assets for a given fiscal year, we consider a 15 to 20 year time horizon for our pension investment portfolio. In addition, we look at the return on asset assumptions used by other companies in our industry as well as other large companies. Over the past three fiscal years the composition of our plan assets was approximately 70%-75% equity investments and 25%-30% fixed income securities, which primarily consist of U.S. government and corporate bonds. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. The rate of future compensation increases is based upon our historical experience and management's best estimate regarding future expectations. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

      For our postretirement plans that provide medical and life insurance benefits, we review external data and our historical health care cost trends with our actuarial advisors to determine the health care cost trend rates.

        During 2002, our defined benefit pension and postretirement expenses were $41 million. We utilized the following weighted-average assumptions to compute our pension and postretirement expense in 2002:

       Discount rate....................................................   7.5%
       Expected return on plan assets (net of administrative expenses)..   9.5%
       Rate of compensation increase....................................   4.3%

      In 2003 our defined benefit pension and postretirement expenses will increase by $36 million due primarily to the following:

      - A decrease in our net weighted-average expected return on plan assets from 9.5% to 8.5% due to declines in the level of returns on our plan assets over the last several years. Additionally, amortization of asset losses resulting from differences between our expected and actual return on plan assets will contribute to the increase in our pension expense during 2003. These changes will increase our 2003 defined benefit pension and postretirement expense by approximately $15 million.

      - A decrease in our weighted-average discount rate for our pension and postretirement expense from 7.5% to 6.8%, reflecting declines in the yields of long-term corporate bonds. This assumption change will increase our defined benefit pension and postretirement expense by approximately $15 million.

      - Expiration of amortization credits, changes in demographics and medical trend rates, and other plan changes will increase our defined benefit pension and postretirement expense by approximately $16 million; and

      - Contributions of $151 million to our pension plan during 2002 will reduce our 2003 defined benefit pension expense by approximately $10 million. Our plans have been funded to be in compliance with the funding provisions of the Employee Retirement Income Security Act of 1974 and have been made in accordance with applicable tax regulations that provide for current tax deductions for our contributions and for taxation to the employee of plan benefits when the benefits are received.

      INCOME TAXES - We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. With the exception of certain of our subsidiaries for which we have recorded deferred taxes in our Consolidated Financial Statements, deferred taxes associated with our U.S. operations are recorded directly by our owners.

      A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction to our tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction of our reserves and a cash outlay for settlement.

RELATED PARTY TRANSACTIONS

      PepsiCo, Inc. is considered a related party due to the nature of our franchisee relationship and its ownership interest in our company. Approximately 90% of our 2002 volume was derived from the sale of Pepsi-Cola beverages. In addition, at December 28, 2002, PepsiCo owned 6.8% of our equity.

      We have entered into a number of agreements with PepsiCo since PBG's initial public offering. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

      (1) The master bottling agreement for cola beverages bearing the "Pepsi-Cola" and "Pepsi" trademark in the United States; master bottling agreements and distribution agreements for non-cola products in the United States, including Mountain Dew; and a master fountain syrup agreement in the United States;

      (2) Agreements similar to the master bottling agreement and the non-cola agreements for each country, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement similar to the master syrup agreement for Canada;

      (3) A shared services agreement whereby PepsiCo provides us or we provide PepsiCo with certain support, including information technology maintenance, procurement of raw materials, shared space, employee benefits, credit and collection, international tax and accounting services. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service. Through 2001, a PepsiCo affiliate provided casualty insurance to us; and

      (4) Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the initial public offering. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In addition, PepsiCo has agreed to use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice.

      BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its discretion, provides us with various forms of bottler incentives to promote its beverages. These incentives cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objective of the programs and initiatives, we record bottler incentives as an adjustment to net revenues or as a reduction of selling, delivery and administrative expenses. Direct marketplace support represents PepsiCo's funding to assist us in offering sales and promotional discounts to retailers and is recorded as an adjustment to net revenues. Capital equipment funding is designed to help offset the costs of purchasing and installing marketing equipment, such as vending machines and glass door coolers at customer locations and is recorded as a reduction of selling, delivery and administrative expenses. Advertising support represents the cost of media time, promotional materials, and other advertising and marketing costs that are funded by PepsiCo and is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses. In addition, PepsiCo may share certain media costs with us due to our joint objective of promoting PepsiCo brands. There are no conditions or other requirements that could result in a repayment of the bottler incentives received. Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $560 million, $554 million and $524 million for 2002, 2001 and 2000, respectively. Of these amounts, we recorded $257 million, $262 million and $244 million for 2002, 2001 and 2000, respectively, in net revenues, and the remainder as a reduction of selling, delivery and administrative expenses.

      PURCHASES OF CONCENTRATE AND FINISHED PRODUCT - We purchase concentrate from PepsiCo, which is the critical flavor ingredient used in the production of carbonated soft drinks and other ready-to-drink beverages. PepsiCo determines the price of concentrate annually at its discretion. We also pay a royalty fee to PepsiCo for the Aquafina trademark. Amounts paid or payable to PepsiCo and its affiliates for concentrate and royalty fees were $1,699 million, $1,584 million and $1,507 million in 2002, 2001 and 2000, respectively.

      We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. During 2002, 2001 and 2000, total amounts paid or payable to PepsiCo for these transactions were $464 million, $375 million and $155 million, respectively.

      We provide manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2002, 2001 and 2000, total amounts paid or payable by PepsiCo for these transactions were $10 million, $32 million and $36 million, respectively.

      FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $200 million, $185 million and $189 million, in 2002, 2001 and 2000, respectively.

      OTHER TRANSACTIONS - Prior to 2002, Hillbrook Insurance Company, Inc., a subsidiary of PepsiCo, provided insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to Hillbrook Insurance Company, Inc. during 2001 and 2000 were $58 million and $62 million, respectively.

      We provide PepsiCo and PepsiCo affiliates or PepsiCo provides us various services pursuant to a shared services agreement and other arrangements, including information technology maintenance, procurement of raw materials, shared space, employee benefits, credit and collection, international tax and accounting services. Total net expenses incurred were approximately $57 million, $133 million and $117 million during 2002, 2001 and 2000, respectively.

      We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in all of Russia except Moscow. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $44 million, $27 million and $24 million in 2002, 2001 and 2000, respectively.

      The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                             2002       2001       2000
                                                           -------    -------    -------
Net revenues:
  Bottler incentives ...................................   $   257    $   262    $   244
                                                           =======    =======    =======
Cost of sales:
  Purchases of concentrate and finished products,
      and Aquafina royalty fees ........................   $(2,163)   $(1,959)   $(1,662)
  Manufacturing and distribution service reimbursements         10         32         36
                                                           -------    -------    -------
                                                           $(2,153)   $(1,927)   $(1,626)
                                                           =======    =======    =======

Selling, delivery and administrative expenses:
  Bottler incentives ...................................   $   303    $   292    $   280
  Fountain service fee .................................       200        185        189
  Frito-Lay purchases ..................................       (44)       (27)       (24)
  Insurance costs ......................................        --        (58)       (62)
  Shared services ......................................       (57)      (133)      (117)
                                                           -------    -------    -------
                                                           $   402    $   259    $   266
                                                           =======    =======    =======

      We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.

      As part of our acquisition in Turkey, we paid PepsiCo $8 million for its share of Fruko Mesrubat Sanayii A.S. and related entities. In addition, we sold certain brands to PepsiCo from the net assets acquired for $16 million.

      As part of our acquisition of Gemex of Mexico, PepsiCo received $297 million for the tender of its shares for its 34.4% ownership in the outstanding capital stock of Gemex. In addition, PepsiCo made a payment to us for $17 million, to facilitate the purchase and ensure a smooth ownership transition of Gemex.

      We paid PepsiCo $10 million and $9 million during 2002 and 2001, respectively, for distribution rights relating to the SoBe brand in certain PBG-owned territories in the U.S. and Canada.

      The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes issued on February 9, 1999, by us are guaranteed by PepsiCo. In addition, the $1.0 billion of 4 5/8% senior notes issued on November 15, 2002, also by us, will be guaranteed by PepsiCo in accordance with the terms set forth in the related indenture.

      Amounts payable to PepsiCo and its affiliates were $26 million and $17 million at December 28, 2002 and December 29, 2001, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

      PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially of all of the operations and assets of PBG. At December 28, 2002, PBG owned approximately 93.2% of our equity.

      Beginning in 2002, PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2002 was $86 million.

      We have loaned PBG $117 million and $310 million during 2002 and 2001, respectively, net of repayments. During 2002, these loans were made through a series of 1-year notes, with interest rates ranging from 1.9% to 2.5%. Total intercompany loans owed to us from PBG at December 28, 2002 and December 29, 2001, was $954 million and $837 million, respectively. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions.

Accrued interest receivable from PBG on these notes totaled $22 million and $44 million at December 28, 2002 and December 29, 2001, respectively, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

      Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $24 million, $44 million and $36 million, in 2002, 2001 and 2000, respectively.

      On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities, which is guaranteed by us. One of the credit facilities expires in May 2003 and the other credit facility expires in April 2004. There were no borrowings outstanding under these credit facilities at December 28, 2002, or December 29, 2001.

      We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2002 and 2001, we made cash distributions to our owners totaling $156 million and $223 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

        Managing Directors and Officers

        One of our managing directors is an employee of PepsiCo and the other managing director and officers are employees of PBG.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY

               Gemex Acquisition

      In November 2002, we acquired all of the outstanding capital stock of Gemex. Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $305 million. The Gemex acquisition was made to allow us to increase our markets outside the United States. Gemex is the largest Pepsi-Cola bottler in Mexico and the largest bottler outside the United States of Pepsi-Cola soft drink products based on sales volume. Gemex produces, sells and distributes a variety of soft drink products under the PEPSI-COLA, PEPSI LIGHT, PEPSI MAX, PEPSI LIMON, MIRINDA, 7 UP, DIET 7 UP, KAS, MOUNTAIN DEW, POWER PUNCH and MANZANITA SOL trademarks, under exclusive franchise and bottling arrangements with PepsiCo and certain affiliates of PepsiCo. Gemex also has rights to produce, sell and distribute in Mexico soft drink products of other companies and it produces, sells and distributes purified and mineral water in Mexico under the trademarks ELECTROPURA and GARCI CRESPO, respectively. As a result of the acquisition of Gemex, we own the Electropura and Garci Crespo brands.

               New Accounting Standards

      During 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. Based on our annual impairment review, we have determined that our intangible assets are not impaired. If we had adopted SFAS No. 142 at the beginning of 2000 our amortization expense would have been reduced by approximately $129 million in each of 2001 and 2000. In addition, net income would have increased by approximately $123 million to $710 million in 2001 and $123 million to $594 million in 2000.

        During 2002, the EITF addressed various issues related to the income statement classification of certain payments received by a customer from a vendor. In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," addressing the recognition and income statement classification of various consideration given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 will be effective beginning in our fiscal year 2003. We currently classify bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses. In accordance with EITF Issue No. 02-16, we will classify certain bottler incentives as a reduction of cost of sales beginning in 2003. We are currently assessing the transitional guidance released by the EITF to determine the net impact to our Consolidated Financial Statements.

        Fiscal Year

      Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2002 and 2001 consisted of 52 weeks, while fiscal year 2000 consisted of 53 weeks. The following table illustrates the approximate dollar and percentage point impacts that the extra week had on our operating results:




                                                                     PERCENTAGE
                                                                       POINTS
                                                  DOLLARS          2001 VS. 2000
                                                  -------          -------------
Volume .......................................     N/A                   (2)
Net Revenues .................................    $113                   (1)
Net Income ...................................    $ 12                   (3)

        Concentrate Supply

      We buy concentrate, the critical flavor ingredient for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually.

      In February 2002, PepsiCo announced an increase of approximately 3% in the price of U.S. concentrate. PepsiCo has recently announced a further increase of approximately 2%, effective February 2003. Amounts paid or payable to PepsiCo and its affiliates for concentrate were $1,590 million, $1,502 million and $1,450 million in 2002, 2001 and 2000, respectively, which excludes any payments to PepsiCo for royalty fees associated with the Aquafina trademark.

NON-GAAP MEASURES

      We utilize certain non-GAAP measures to evaluate our performance. We consider these measures important indicators of our success. These measures should not be considered an alternative to measurements required by U.S. GAAP such as net income and net cash provided by operations or should not be considered measures of our liquidity. In addition, our non-GAAP measures may not be comparable to similar measures reported by other companies and could be misleading unless all companies and analysts calculate them in the same manner. Our key non-GAAP measures are:

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

      Our constant territory results exclude the operating results of the following businesses acquired during 2002:

      -     Fruko Mesrubat Sanayii A.S. and related companies of Turkey in March
            2002.

      -     Pepsi-Cola Bottling Company of Macon, Inc. of Georgia in March 2002.

      - Pepsi-Cola Bottling Company of Aroostook, Inc., of Presque Isle, Maine in June 2002.

      - Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July 2002.

      -     Pepsi-Gemex, S.A. de. C.V of Mexico in November 2002.

      -     Kitchener Beverages Limited of Ontario, Canada in December 2002.

      We adjusted our prior year results to include the operating results of the following prior year acquisitions as if they had occurred on the first day of the prior fiscal year:

      -     Pepsi-Cola Bottling of Northern California in May 2001.

      -     Pepsi-Cola Elmira Bottling Co. Inc. of New York in August 2001.

      Our prior year pro forma adjustments did not have a material impact on our constant territory results.

      The table below reconciles our U.S. GAAP reported results to our constant territory results for 2002 vs. 2001 on a worldwide basis:

WORLDWIDE                                               2002 VS. 2001
                                               ---------------------------------
                                    AS         IMPACT FROM      IMPACT FROM 2001    CONSTANT
                                 REPORTED         2002            PRO FORMA         TERRITORY
                                  CHANGE       ACQUISITIONS       ADJUSTMENTS        CHANGE
                                 -------       ------------       --------------    --------
Net revenues .................      9%             -4%                 0%               5%
Net revenue per case .........      1%              2%                 0%               3%
Cost of sales ................      9%             -5%                 0%               4%
Cost of sales per case .......      1%              2%                 0%               3%

      The table below reconciles our U.S. GAAP reported results to our constant territory results for 2002 vs. 2001 for our U.S. operations:

    U.S.                                                2002 VS. 2001
                                               ---------------------------------
                                    AS         IMPACT FROM      IMPACT FROM 2001   CONSTANT
                                 REPORTED          2002            PRO FORMA       TERRITORY
                                  CHANGE       ACQUISITIONS      ADJUSTMENTS        CHANGE
                                 -------      ------------       --------------    --------
Net revenues .................     5%              0%                 0%               5%
Net revenue per case .........     3%              0%                 0%               3%
Cost of sales ................     5%              0%                -1%               4%
Cost of sales per case .......     3%              0%                 0%               3%


      The table below reconciles our U.S. GAAP reported results to our constant territory results for 2002 vs. 2001 for our operations outside the United
States:

   OUTSIDE THE U.S.                                     2002 VS. 2001
                                               ---------------------------------
                                    AS         IMPACT FROM      IMPACT FROM 2001   CONSTANT
                                 REPORTED          2002            PRO FORMA       TERRITORY
                                  CHANGE       ACQUISITIONS       ADJUSTMENTS       CHANGE
                                 -------       ------------      --------------    --------
   Net revenues ..............      32%            -26%              0%                6%
   Net revenue per case ......      -1%              4%              0%                3%
   Cost of sales .............      31%            -25%              0%                6%
   Cost of sales per case ....      -1%              4%              0%                3%



      EBITDA

      Earnings Before Interest, Taxes, Depreciation and Amortization or EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator that we and others in our industry use to evaluate operating performance. We believe that current shareholders and potential investors in our company use multiples of EBITDA in making investment decisions about our company. We use multiples of EBITDA in combination with discounted cash flow analysis as the primary method of determining the value of bottling operations.

      The table below reconciles Operating Income to EBITDA for 2002 and 2001:

                            2002           2001          % CHANGE
                          -------         ------          --------
Operating Income ........  $  897         $  678               32%
Add back:
  Depreciation ..........     443            379
  Amortization ..........       8            135
                           ------         ------
EBITDA                     $1,348         $1,192               13%
                           ======         ======            ======

FINANCIAL OVERVIEW

RESULTS OF OPERATIONS - 2002
----------------------------
      VOLUME

                             2002 vs. 2001
                             -------------
                       AS                  CONSTANT
                    REPORTED               TERRITORY
                     CHANGE                 CHANGE
                     ------                 ------
   Volume .......      8%                     2%

     Our worldwide reported physical case volume increased 8% in 2002, reflecting a 6% increase in volume resulting from our acquisitions and a 2% increase in base volume. In the U.S., reported volume increased by 2%, reflecting a 1% increase from acquisitions and a 1% increase in base volume. The weakness in the economy and less travel caused softness in our U.S. results in the second half of the year. However, take-home volume, particularly in food stores, as well as volume in our convenience and gas segment continues to grow. Additionally, U.S. volume growth continued to benefit from innovation, as well as the strong growth of Aquafina, offset by declines in trademark Pepsi. Outside the U.S., our volumes increased 32% reflecting a 29% increase from our acquisitions in Turkey and Mexico. Volume outside the U.S. from our base business increased 3% due to double-digit growth in Russia driven by the strong performance of trademark Pepsi and Aqua Minerale, our water product, which was partially offset by volume declines in Spain.

      In 2003, we expect our worldwide constant territory volume to grow between 2% and 3%. In the U.S., we expect our constant territory volume growth projections to be flat to 1% for the full year, which includes a 50 to 100 basis point negative impact from our Sierra Mist transition. Beginning in 2003, we will no longer distribute 7UP in the U.S. as we have decided to manufacture, sell, and distribute Sierra Mist exclusively in all of our U.S. markets. This conversion will affect about one third of our markets and will facilitate a unified and more effective selling and marketing proposition as we support a single growing lemon-lime brand.


NET REVENUES

                                           2002 vs. 2001
                                           -------------
                                    AS                   CONSTANT
                                 REPORTED                TERRITORY
                                  CHANGE                  CHANGE
                                  ------                  ------
    Net revenues ............       9%                      5%
    Net revenue per case ....       1%                      3%

      Reported net revenues were $9.2 billion, a 9% increase over the prior year, reflecting an 8% increase in volume and a 1% increase in net revenue per case. In the U.S., reported net revenues increased 5% reflecting a 3% increase in net revenue per case and a 2% increase in volumes. Net revenue per case growth in the U.S. benefited from rate increases combined with lapping of account level investment spending in the fourth quarter of 2001. Reported net revenues outside the U.S. grew approximately 32%, reflecting a 32% increase in volume offset by a 1% decrease in net revenue per case. Net revenue per case outside the U.S. grew 3% after excluding the impact of acquisitions. The favorable impact of currency translations contributed over 1% to our net revenue per case growth in 2002 outside the United States.

      Our reported worldwide net revenues are expected to increase approximately 16% in 2003. The majority of the increase in net revenues will be driven by the full year impact of results from the acquisitions made during 2002, combined with volume increases from our base business.

COST OF SALES

                                          2002 vs. 2001
                                          -------------
                                                         CONSTANT
                                   REPORTED             TERRITORY
                                    CHANGE                CHANGE
                                    ------                ------
    Cost of sales ............        9%                    4%
    Cost of sales per case ...        1%                    3%

      Cost of sales was $5.0 billion, a 9% increase over the prior year, reflecting an 8% increase in volume and a 1% increase in cost of sales per case. In the U.S., cost of sales increased by 5% reflecting a 3% increase in cost of sales per case and a 2% increase in volume. The increase in U.S. cost of sales per case was driven by higher concentrate costs and mix shifts into higher cost packages. Cost of sales outside the U.S. grew by 31% reflecting a 32% increase in volume offset by a 1% decrease in cost of sales per case.

      In 2003, we expect our reported cost of sales per case to decrease in the mid single digits, due largely to the lower cost structure from our newly acquired international operations partially offset by an increase in concentrate prices of 2% in the United States.


SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

      Selling, delivery and administrative expenses grew $133 million, or 4% in 2002. Had we adopted SFAS No. 142 on the first day of 2001, amortization expense would have been lowered by $129 million in 2001. The impact of the adoption of SFAS No. 142 was largely offset by increased selling, delivery and administrative expenses resulting from our acquisitions in Mexico and Turkey. Excluding acquisitions and the effects of adopting SFAS No. 142, selling, delivery and administrative expenses were up 4% for the year driven by growth in our business and our continued investment in marketing equipment partially offset by favorable productivity gains. Selling, delivery and administrative expenses were also favorably impacted as we lapped higher labor costs associated with labor contract negotiations in the prior year partially offset by increased accounts receivable reserves resulting from the deterioration of the financial condition of certain customers.

INTEREST EXPENSE

      Interest expense decreased by $1 million in 2002 primarily reflecting the lower interest rate environment partially offset by increased interest expense from our new issuance of $1 billion in debt, the proceeds of which were utilized to finance our acquisition of Gemex.

INTEREST INCOME

      Interest income decreased $21 million, or 39%, due to lower interest rates offset by additional loans with PBG.

OTHER NON-OPERATING EXPENSE, NET

      Net other non-operating expense in 2002 increased $7 million due primarily to the amortization of premiums associated with derivative instruments that were utilized to mitigate currency risk in our acquisition of Gemex.


MINORITY INTEREST

      Prior to 2002, PBG had a direct minority ownership in one of our subsidiaries. Accordingly, our Consolidated Financial Statements reflect PBG's share of consolidated net income as minority interest in our Consolidated Statements of Operations. The decrease in minority interest expense over the prior period is due to the fact that in October 2002 PBG made an equity contribution to us of its minority ownership in our subsidiary, thereby eliminating PBG's minority interest from that point forward. As a result of this transaction, PBG's ownership in us interest increased from 93.0% to 93.2%.

INCOME TAX EXPENSE BEFORE RATE CHANGE

      We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. We allocate the federal and state distributable share of income, deductions and credits to our owners based on percentage ownership. However, certain of our domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations.

OPERATING INCOME/EBITDA

      Operating income was $897 million, representing a 32% increase over 2001. This growth reflects the positive impact from higher pricing, volume growth from our acquisitions and base business, and the adoption of SFAS No. 142 during 2002 partially offset by increased selling, delivery and administrative expenses. EBITDA (see page 23 for our definition of and use of EBITDA) was $1,348 million in 2002, representing a 13% increase over 2001. This growth was a reflection of higher pricing, volume growth from our acquisitions and base business, partially offset by an increase in selling, delivery and administrative expenses resulting from growth in our business. In 2003, we expect our reported operating income to grow approximately 15% driven largely by our 2002 acquisitions.

RESULTS OF OPERATIONS - 2001
----------------------------
      VOLUME

                                          2001 vs. 2000
                                          -------------
                                       AS             CONSTANT
                                    REPORTED          TERRITORY
                                     CHANGE            CHANGE
                                     ------            ------
   Volume ...................          2%                3%

      Our worldwide physical case volume grew 2% in 2001, including an approximate 2 percentage point negative impact from the 53rd week in 2000. Constant territory volume growth was 3% in 2001, reflecting U.S. growth of more than 1% and 10% growth outside the United States. U.S. growth was led by the introductions of Mountain Dew Code Red and Pepsi Twist, expanded distribution of Sierra Mist, strong growth in Aquafina, as well as the integration of SoBe in the majority of our markets. This growth was partially offset by declines in brand Pepsi. New product innovation and consistent in-store execution resulted in positive cold drink and take-home volume growth in the United States. In addition, take-home volume growth in the U.S. benefited from significant growth in mass merchandiser volume. Outside the U.S., all countries delivered solid volume growth in 2001, led by our operations in Russia. Volume growth in Russia was driven by the introduction of Mountain Dew and continued growth of Aqua Minerale, our water product, and Fiesta, our value-brand beverage.

NET REVENUES

                                           2001 vs. 2000
                                           -------------
                                      AS                 CONSTANT
                                   REPORTED              TERRITORY
                                    CHANGE                CHANGE
                                    ------                ------
    Net revenues ............         6%                     6%
    Net revenue per case ....         3%                     3%

      Reported net revenues were $8,443 million in 2001, representing a 6% increase over the prior year, including an approximate 1 percentage point negative impact from the 53rd week in 2000. On a constant territory basis, net revenues increased by 6%, reflecting 3% volume growth and 3% growth in net revenue per case. Constant territory U.S. net revenues grew 6% consisting of 5% growth in net revenue per case and volume growth of more than 1%. U.S. net revenue per case results reflect higher pricing, primarily in food stores, and an increased mix of higher revenue cold drink volume from new product innovation and double-digit Aquafina growth. Constant territory net revenues outside the U.S. grew 7%, reflecting volume growth of 10% offset by declines in net revenue per case of 3%. Excluding the negative impact from currency translations, net revenue per case growth was flat outside the U.S. and increased 4% worldwide.


COST OF SALES


                                          2001 vs. 2000
                                          -------------
                                                        CONSTANT
                                   REPORTED            TERRITORY
                                    CHANGE              CHANGE
                                    ------              ------
    Cost of sales ............        4%                  5%
    Cost of sales per case ...        1%                  1%




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


SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

      Selling, delivery and administrative expenses grew $199 million, or 7%, over the comparable period in 2000, including an approximate 1 percentage point favorable impact from the 53rd week in 2000. Approximately half of the increase came from higher selling and delivery costs, specifically our continued investments in our U.S. and Canadian cold drink strategy including people, routes and equipment. Also contributing to the growth in selling, delivery and administrative expenses are higher advertising and marketing costs, and higher costs associated with investments in our information technology systems.

INTEREST EXPENSE

      Fiscal year 2001 interest expense was $4 million lower than in 2000 mainly due to a lower effective interest rate on our debt, which resulted from decreasing market interest rates in 2001.

INTEREST INCOME

      Fiscal year 2001 interest income was $7 million higher than 2000. The increase in interest income primarily reflects additional loans to PBG, which were used by PBG to pay for interest, taxes and share repurchases.


MINORITY INTEREST

      PBG has a direct minority ownership in one of our subsidiaries. Accordingly, our Consolidated Financial Statements reflect PBG's share of consolidated net income as minority interest in our Consolidated Statements of Operations. The growth in minority interest expense is due to higher earnings by our subsidiary.

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

EBITDA

      On a reported basis, EBITDA (see page 23 for our definition of and use of EBITDA) was $1,192 million in 2001, representing a 12% increase over 2000, including an approximate 2 percentage point negative impact from the 53rd week in 2000. This growth was a reflection of higher pricing, an increased mix of higher margin cold drink volume, and solid volume growth in the U.S., as well as continued growth in our operations outside the U.S., particularly in Russia. These increases were partially offset by investments in our cold drink infrastructure.

LIQUIDITY AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital investments and acquisitions primarily through cash flows from operations except for the acquisition of Gemex, which was financed through the issuance of $1 billion of senior notes. We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, dividends and working capital requirements.

      We intend to refinance all or a portion of our $1 billion of 5 3/8% senior notes on their maturity in February 2004. We are currently in compliance with all debt covenants in our indenture agreements discussed below.

      Financing Transactions Relating to our Acquisition of Gemex

      During 2002 PBG issued $645 million in commercial paper and loaned it to us, which was utilized as bridge financing in connection with our acquisition of Gemex. In November 2002, the loans were repaid after our issuance of $1 billion of 4 5/8% senior notes due in November 2012. We utilized the net proceeds of the $1 billion of 4 5/8% senior notes, together with available cash on hand, for our acquisition of Gemex and the covenant defeasance and repayment of a portion of Gemex's debt. The $1 billion of 4 5/8% senior notes will be guaranteed by PepsiCo in accordance with the terms set forth in the related indenture.

      Other Financing Transactions

      We converted our entire $1.0 billion of 5 3/8% senior notes and $0.3 billion of 5 5/8% senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs.

      We have available short-term bank credit lines of approximately $167 million and $177 million at December 28, 2002 and December 29, 2001, respectively. These lines were used to support the general operating needs of our businesses outside the United States. The weighted-average interest rate for these lines of credit outstanding at December 28, 2002, and December 29, 2001, was 8.9% and 4.3%, respectively.

      Long-Term Debt and Lease Obligations

      Our future minimum commitments for our long-term debt and non-cancellable capital and operating leases at December 28, 2002 are as follows:



                                                                              PAYMENTS DUE BY PERIOD

                                                    TOTAL      2003       2004       2005       2006       2007     THEREAFTER
                                                   ------     ------     ------     ------     ------     ------    ----------
Long-term debt and capital leases ..........       $3,528     $   16     $1,164     $    3     $    2     $   37       $2,306
Operating leases ...........................          177         34         25         19         15         14           70
                                                   ------     ------     ------     ------     ------     ------       ------

TOTAL LONG-TERM DEBT AND LEASE OBLIGATIONS..       $3,705     $   50     $1,189     $   22     $   17     $   51       $2,376
                                                   ======     ======     ======     ======     ======     ======       ======

      In addition, at December 28, 2002 we had outstanding letters of credit and surety bonds valued at $29 million.

      Capital Expenditures

      Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $623 million, $593 million and $515 million during 2002, 2001 and 2000, respectively.

      Acquisitions

      During 2002 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages of several different PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $921 million in cash and $369 million of assumed debt:

      -     Fruko Mesrubat Sanayii A.S. and related companies of Turkey in
            March.

      - Pepsi-Cola Bottling Company of Aroostook, Inc., of Presque Isle, Maine in June.

      - Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July.

      -     Pepsi-Gemex, S.A. de. C.V of Mexico in November.

      -     Kitchener Beverages Limited of Ontario, Canada in December.

      Also in 2002, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling Company of Macon, Inc. in Georgia. In connection with the acquisition, PBG contributed certain net assets acquired to us totaling $24 million.

      The Mexican and Turkish acquisitions were made to allow us to increase our markets outside the United States. Our U.S. and Canadian acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

      We completed the acquisition of a Pepsi-Cola bottler based in Buffalo, New York, in the first quarter of 2003. We intend to continue to pursue other acquisitions of independent PepsiCo bottlers in the U.S. and Canada, particularly in territories contiguous to our own, where they create shareholder value. We also intend to continue to evaluate international acquisition opportunities as they become available.

CASH FLOWS

      Fiscal 2002 Compared with Fiscal 2001

      Net cash provided by operations increased $34 million to $1,107 million reflecting strong operating income growth offset by an increase in our pension contributions.

      Net cash used for investments increased by $887 million to $1,836 million primarily due to the acquisitions we made during the year, coupled with the investment in our debt defeasance trust and an increase in capital expenditures as we continue to invest in small bottle production lines and cold drink equipment.

      Net cash provided by financing increased by $850 million to $677 million driven by proceeds received from our issuance of $1.0 billion of 4 5/8% senior notes to finance our acquisition of Gemex and decreased distributions to the owners, offset by a reduction of short and long-term borrowings primarily outside the United States.

      Fiscal 2001 Compared with Fiscal 2000

      Net cash provided by operating activities increased $99 million to $1,073 million in 2001, driven by strong operating income growth and the timing of casualty insurance payments, partially offset by higher pension contribution payments in 2001.

      Net cash used for investments increased by $149 million from $800 million in 2000 to $949 million in 2001, driven by increased loans made to PBG, increased capital expenditures and acquisition spending.

      Net cash used for financing increased by $131 million to $173 million in 2001. This increase is primarily due to increased distributions to the owners.

MARKET RISKS AND CAUTIONARY STATEMENTS
--------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include the risk associated with the price of commodities purchased and used in our business, interest rate on outstanding debt and currency movements of non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate, including the collectibility of accounts receivable. We regularly assess all of these risks and have policies and procedures in place to protect against the adverse effects of these exposures.

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

      Commodity Price Risk

      We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of aluminum and fuel used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for aluminum and fuel oil purchases in 2003 and 2004, which establish our purchase prices within defined ranges. We had $16 million and $19 million in unrealized losses based on the commodity rates in effect on December 28, 2002, and December 29, 2001, respectively. We estimate that a 10% decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $32 million and $15 million at December 28, 2002, and December 29, 2001, respectively.

      Interest Rate Risk

      The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt representing differences between market interest rates and the fixed rate on the debt. As a result of this market risk, we effectively converted $1.3 billion of our fixed rate debt to floating rate debt through the use of interest rate swaps. The change in fair value of the interest rate swaps resulted in an increase to our hedge and debt instruments of $16 million and $7 million in 2002 and 2001, respectively. We estimate that a 10% decrease in interest rates with all other variables held constant would have resulted in an increase in the fair value of our financial instruments, both our fixed rate debt and our interest rate swaps, of $75 million and $52 million at December 28, 2002, and December 29, 2001, respectively.

      Foreign Currency Exchange Rate Risk

      In 2002, approximately 18% of our net revenues came from outside the United States. This amount is not indicative of our 2003 results due to our recent acquisition of Gemex. Accordingly, in 2003 we expect approximately 28% of our net revenues to come from outside the United States. Social, economic, and political conditions in these international markets may adversely affect our results of operations, cash flows, and financial condition. The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies, and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

      As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally do not hedge against currency risks because cash flows from our international operations are usually reinvested locally. In addition, we historically have not entered into hedges to minimize the volatility of reported earnings. Based on our overall evaluation of market risk exposures for our foreign currency financial instruments at December 28, 2002, and December 29, 2001, a near term change in foreign currency exchange rates would not materially affect our consolidated financial position, results of operations or cash flows in those periods.

      Foreign currency gains and losses reflect translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries and transaction gains and losses. Russia and Turkey have been considered highly inflationary economies for accounting purposes.

      Beginning in 2003, Russia will no longer be considered highly inflationary, and will change its functional currency from the U.S. dollar to the Russian ruble. We do not expect any material impact on our consolidated financial statements as a result of Russia's change in functional currency.

      Unfunded Deferred Compensation Liability

      Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed income investment options. Our unfunded deferred compensation liability is subject to change in these investment elections.

      Since the plan is unfunded, employees' deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee's investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees' accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.

      We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG stock price. Therefore, changes in compensation expense as a result of changes in PBG stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10% unfavorable change in the year end stock price would have reduced our gains from these commitments by $2 million in 2002 and $1 million in 2001.

CAUTIONARY STATEMENTS

      Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of bottler incentive payments from PepsiCo, material changes in our expected interest and currency exchange rates, an inability to achieve cost savings, an inability to achieve volume growth through product and packaging initiatives, competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages, weather conditions in our markets, political conditions in our markets outside the United States and Canada, possible recalls of our products, an inability to meet projections for performance in newly acquired territories, unfavorable market performance on our pension plan assets, unfavorable outcomes from our U.S. Internal Revenue Service audits, and changes in our debt ratings.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
in millions

FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                                    2002      2001       2000
                                                  -------   -------    -------
NET REVENUES ..................................   $ 9,216   $ 8,443    $ 7,982
Cost of sales .................................     5,001     4,580      4,405
                                                  -------   -------    -------
GROSS PROFIT ..................................     4,215     3,863      3,577

Selling, delivery and administrative expenses..     3,318     3,185      2,986
                                                  -------   -------    -------
OPERATING INCOME ..............................       897       678        591

Interest expense ..............................       131       132        136
Interest income ...............................        33        54         47
Other non-operating expenses, net .............         7        --          1
Minority interest .............................         9        14          8
                                                  -------   -------    -------

INCOME BEFORE INCOME TAXES ....................       783       586        493
Income tax expense before rate change .........        49        24         22
Income tax rate change benefit ................        --       (25)        --
                                                  -------   -------    -------

NET INCOME ....................................   $   734   $   587    $   471
                                                  =======   =======    =======

See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions
FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                                                  2002        2001      2000
                                                                 -------    -------    -------
CASH FLOWS -- OPERATIONS
Net income ...................................................   $   734    $   587    $   471
Adjustments to reconcile net income to net cash
provided by operations:
   Depreciation ..............................................       443        379        340
   Amortization ..............................................         8        135        131
   Other non-cash charges and credits, net ...................       140        146        145
   Changes in operating working capital, excluding
      effects of acquisitions:
      Accounts receivable ....................................       (19)       (28)         8
      Inventories ............................................        13        (50)        11
      Prepaid expenses and other current assets ..............        27        (29)      (102)
      Accounts payable and other current liabilities .........       (36)        56         22
                                                                 -------    -------    -------
         Net change in operating working capital .............       (15)       (51)       (61)
                                                                 -------    -------    -------
   Pension contributions .....................................      (151)       (86)       (26)
   Other, net ................................................       (52)       (37)       (26)
                                                                 -------    -------    -------
NET CASH PROVIDED BY OPERATIONS ..............................     1,107      1,073        974
                                                                 -------    -------    -------
CASH FLOWS -- INVESTMENTS
Capital expenditures .........................................      (623)      (593)      (515)
Acquisitions of bottlers .....................................      (921)       (52)       (26)
Sales of property, plant and equipment .......................         6          6          9
Notes receivable from PBG ....................................      (117)      (310)      (268)
Investment in debt defeasance trust ..........................      (181)        --         --
                                                                 -------    -------    -------
NET CASH USED FOR INVESTMENTS ................................    (1,836)      (949)      (800)
                                                                 -------    -------    -------
CASH FLOWS -- FINANCING
Short-term borrowings, net -- three months or less ...........       (78)        50         12
Proceeds from issuances of long-term debt ....................     1,031         --         --
Payments of long-term debt ...................................      (120)        --         (9)
Distributions to owners ......................................      (156)      (223)       (45)
                                                                 -------    -------    -------
NET CASH PROVIDED BY (USED FOR) FINANCING ....................       677       (173)       (42)
                                                                 -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .        (8)        (7)        (4)
                                                                 -------    -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........       (60)       (56)       128
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR ...............       262        318        190
                                                                 -------    -------    -------
CASH AND CASH EQUIVALENTS -- END OF YEAR .....................   $   202    $   262    $   318
                                                                 =======    =======    =======

         See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED BALANCE SHEETS

in millions
DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                        2002        2001
                                                                      --------    --------
ASSETS

   CURRENT ASSETS

Cash and cash equivalents .........................................   $    202    $    262
Accounts receivable, less allowance of $67 in 2002 and $42 in 2001         922         823
Inventories .......................................................        378         331
Prepaid expenses and other current assets .........................        161         115
                                                                      --------    --------
   TOTAL CURRENT ASSETS ...........................................      1,663       1,531

Property, plant and equipment, net ................................      3,308       2,543
Intangible assets, net ............................................      4,687       3,684
Notes receivable from PBG .........................................        954         837
Investment in debt defeasance trust ...............................        170          --
Other assets ......................................................        125          82
                                                                      --------    --------
   TOTAL ASSETS ...................................................   $ 10,907    $  8,677
                                                                      ========    ========

LIABILITIES AND OWNERS' EQUITY

   CURRENT LIABILITIES
Accounts payable and other current liabilities ....................   $  1,138    $    977
Short-term borrowings .............................................         67          77
                                                                      --------    --------
   TOTAL CURRENT LIABILITIES ......................................      1,205       1,054

Long-term debt ....................................................      3,535       2,299
Other liabilities .................................................        621         406
Deferred income taxes .............................................        360         168
Minority interest .................................................         --         154
                                                                      --------    --------
   TOTAL LIABILITIES ..............................................      5,721       4,081

   OWNERS' EQUITY

Owners' net investment ............................................      5,782       5,012
Accumulated other comprehensive loss ..............................       (596)       (416)
                                                                      --------    --------
   TOTAL OWNERS' EQUITY ...........................................      5,186       4,596
                                                                      --------    --------
      TOTAL LIABILITIES AND OWNERS' EQUITY ........................   $ 10,907    $  8,677
                                                                      ========    ========

         See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

in millions
FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                                           ACCUMULATED
                                               OWNERS'        OTHER
                                                NET       COMPREHENSIVE               COMPREHENSIVE
                                             INVESTMENT       LOSS          TOTAL     INCOME/(LOSS)
                                             ----------   -------------    -------    -------------

BALANCE AT DECEMBER 25, 1999 .............      $ 4,150         $  (222)   $ 3,928
   Comprehensive income:
      Net income .........................          471              --        471          $   471
      Currency translation adjustment ....           --             (31)       (31)             (31)
                                                                                         ----------
   Total comprehensive income ............                                                  $   440
                                                                                         ==========
   Cash distributions to owners ..........          (45)             --        (45)
   Non-cash distribution to owner ........           (2)             --         (2)
                                                -------       ---------     -------

BALANCE AT DECEMBER 30, 2000 .............        4,574            (253)     4,321
   Comprehensive income:
      Net income .........................          587              --        587          $   587
      Currency translation adjustment ....           --             (48)       (48)             (48)
      Minimum pension liability adjustment           --             (96)       (96)             (96)
      Cash flow hedge adjustment .........           --             (19)       (19)             (19)
                                                                                         ----------
   Total comprehensive income ............                                                  $   424
                                                                                         ==========
   Cash distributions to owners...........         (223)             --       (223)
   Non-cash contribution from owner ......           74              --         74
                                                -------       ---------    -------

BALANCE AT DECEMBER 29, 2001 .............        5,012            (416)     4,596
   Comprehensive income:
      Net income .........................          734              --        734          $   734
      Currency translation adjustment ....           --              25         25               25
      Minimum pension liability adjustment           --            (216)      (216)            (216)
      Cash flow hedge adjustment .........           --              11         11               11
                                                                                         ----------
   Total comprehensive income ............                                                  $   554
                                                                                         ==========
   Non-cash contribution from owner. .....          192              --        192
   Cash distributions to owners ..........         (156)             --       (156)
                                                -------       ---------    -------
BALANCE AT DECEMBER 28, 2002 .............      $ 5,782         $  (596)   $ 5,186
                                                =======       =========    =======

   See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular dollars in millions

NOTE 1 -- BASIS OF PRESENTATION

      Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece, Russia, Turkey and, as a result of our recent acquisition, Mexico.

      In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of December 28, 2002.

      Certain reclassifications were made in our Consolidated Financial Statements to 2001 and 2000 amounts to conform to the 2002 presentation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      BASIS OF CONSOLIDATION - The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.

      FISCAL YEAR - Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2002 and 2001 consisted of 52 weeks while fiscal year 2000 consisted of 53 weeks.

      REVENUE RECOGNITION - We recognize revenue when our products are delivered to customers. Sales terms do not allow a right of return unless product freshness dating has expired.

      SALES INCENTIVES - We offer certain sales incentives to our customers, which are accounted for as a reduction in our net revenues when incurred. A number of these arrangements are based upon annual and quarterly targets that generally do not exceed one year. Based upon forecasted volume and other performance criteria, net revenues in our Consolidated Statements of Operations are reduced by the expected amounts to be paid out to our customers.

      ADVERTISING AND MARKETING COSTS - We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs in the fiscal year incurred. Advertising and marketing costs were $441 million, $389 million and $350 million in 2002, 2001 and 2000, respectively, before bottler incentives received from PepsiCo and other brand owners.

      BOTTLER INCENTIVES - PepsiCo and other brand owners, at their sole discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objective of the programs and initiatives, we record bottler incentives as an adjustment to net revenues or as a reduction of selling, delivery and administrative expenses. Direct marketplace support represents PepsiCo's and other brand owners' funding to assist us in offering sales and promotional discounts to retailers and is recorded as an adjustment to net revenues. Capital equipment funding is designed to help offset the costs of purchasing and installing marketing equipment, such as vending machines and glass door coolers at customer locations and is recorded as a reduction of selling, delivery and administrative expenses. Advertising support represents the cost of media time, promotional materials, and other advertising and marketing costs that are funded by PepsiCo and other brand owners and is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses. In addition, PepsiCo and other brand owners may share certain media costs with us due to our joint objective of promoting their brands. There are no conditions or other requirements that could result in a repayment of the bottler incentives received. Total bottler incentives received, including media costs shared by PepsiCo and other brand owners were $604 million, $598 million and $566 million in 2002, 2001 and 2000, respectively. Of these amounts, we recorded $293 million in both 2002 and 2001 and $277 million in 2000, in net revenues, and the remainder as a reduction of selling, delivery and administrative expenses.

      SHIPPING AND HANDLING COSTS - We record the majority of our shipping and handling costs within selling, delivery and administrative expenses. Such costs totaled $1,116 million, $1,058 million and $977 million in 2002, 2001 and 2000, respectively.

      FOREIGN CURRENCY GAINS AND LOSSES - We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries and transaction gains and losses. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002.

      Beginning in 2003, Russia will no longer be considered highly inflationary, and will change its functional currency from the U.S. dollar to the Russian ruble. We do not expect any material impact on our consolidated financial statements as a result of Russia's change in functional currency in 2003. Turkey is expected to remain highly inflationary for fiscal year 2003.

      PENSION AND POSTRETIREMENT BENEFIT PLANS - We sponsor pension and other postretirement plans in various forms covering substantially all employees who meet eligibility requirements. We account for our defined benefit pension plans and our postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

      The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. The expected return on plan assets is based on our long-term historical experience, our plan asset allocation and our expectations for long-term interest rates and market performance. In evaluating our rate of return on assets for a given fiscal year, we consider a 15 to 20 year time horizon for our pension investment portfolio. In addition, we look at the return on asset assumptions used by other companies in our industry as well as other large companies. Over the past three fiscal years the composition of our plan assets was approximately 70%-75% equity investments and 25%-30% fixed income securities, which primarily consist of U.S. government and corporate bonds. Differences between actual and which expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. The rate of future compensation increases is based upon our historical experience and management's best estimate regarding future expectations. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

      For our postretirement plans that provide medical and life insurance benefits, we review external data and our historical health care cost trends with our actuarial advisors to determine the health care cost trend rates.

      INCOME TAXES - We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. With the exception of certain of our subsidiaries for which we have recorded deferred taxes in our Consolidated Financial Statements, deferred taxes associated with our U.S. operations are recorded directly by our owners.

      CASH EQUIVALENTS - Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - We determine our allowance for doubtful accounts based on the evaluation of the aging of our trade receivable portfolio and a customer-by-customer analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations, and the economic environments in which we operate.

      INVENTORIES - We value our inventories at the lower of cost computed on the first-in, first-out method or net realizable value for the majority of our locations. For our recent acquisitions in Mexico and Turkey, we value inventories at the lower of cost computed on the weighted-average cost method or net realizable value.

      PROPERTY, PLANT AND EQUIPMENT - We state property, plant and equipment ("PP&E") at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.

      INTANGIBLE ASSETS - During 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually.

      Our identifiable intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise rights. Our franchise rights are typically perpetual in duration, subject to compliance with the underlying franchise agreement. The value and life of our franchise rights are directly associated with the underlying portfolio of brands that we are entitled to make, sell and distribute under applicable franchise agreements. In considering whether franchise rights have an indefinite useful life, we consider the nature and terms of the underlying franchise agreements; our intent and ability to use the franchise rights; and the age and market position of the products within the franchise as well as the historical and projected growth of those products. We assign amounts to such identifiable intangibles based on their estimated fair values at the date of acquisition.

      In accordance with Emerging Issues Task Force ("EITF") Issue No. 02-07, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets," we evaluate our franchise rights with indefinite useful lives for impairment annually as asset groups on a country-by-country basis ("asset groups"). We measure the fair value of these asset groups utilizing discounted estimated future cash flows, including a terminal value, which assumes the franchise rights will continue in perpetuity. Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital plus an additional risk premium to reflect the risk and uncertainty inherent in separately acquiring a franchise agreement between a willing buyer and a willing seller. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions. Based upon our annual impairment analysis, the estimated fair values of our franchise rights with indefinite lives exceeded their carrying amounts in 2002.

      In accordance with SFAS No. 142, we evaluate goodwill on a country-by-country basis ("reporting unit") for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

      We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity, less its respective minority interest and net debt (net of cash and cash equivalents). Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions. Based upon our annual impairment analysis in the fourth quarter of 2002, the estimated fair value of our reporting units exceeded their carrying value and as result, we did not proceed to the second step of the impairment test.

      Other identifiable intangible assets that are subject to amortization are amortized straight-line over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. Determining the expected life of these intangible assets is based on an evaluation of a number of factors, including the competitive environment, market share and brand history. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

      INVESTMENT IN DEBT DEFEASANCE TRUST - We have purchased $181 million in U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9 3/4% senior notes maturing in March 2004, in order to defease their respective covenants. These marketable securities have maturities that coincide with the scheduled interest payments of the senior notes and ultimate payment of principal. We have categorized these marketable securities as held-to-maturity as we have the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. The total amortized cost for these held-to-maturity securities at December 28, 2002, was $182 million. The current portion of these held-to-maturity securities is recorded in prepaid expenses and other current assets in the amount of $12 million, and the remaining long-term portion of $170 million is recorded in investment in debt defeasance trust in our Consolidated Balance Sheets.

      MINORITY INTEREST - Prior to 2002, PBG had a direct minority ownership in one of our subsidiaries. PBG's share of combined income or loss and assets and liabilities in the subsidiary is accounted for as minority interest. During 2002, PBG made a capital contribution to us of its ownership in our subsidiary. As a result, PBG's minority interest was reduced to zero.

      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT - We use derivative instruments to hedge against the risk associated with the price of commodities purchased and used in our business, interest rates on outstanding debt and in 2002, certain currency exposures relating to our acquisition of Pepsi-Gemex, S.A. de C.V. ("Gemex"), a company we acquired in November 2002. Our use of derivative instruments is limited to interest rate swaps, forward contracts, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

      All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction ("cash flow hedge").

      For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For derivative instruments that hedge interest rate risk, the fair value adjustments are recorded to interest expense in the Consolidated Statements of Operations.

      For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The applicable gain or loss is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item.

      The ineffective portion of fair value changes on qualifying cash flow hedges is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

      On occasion, we enter into derivative instruments that do not qualify for hedge accounting. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

      We also may enter into certain derivative instruments for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings ("natural hedge"). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

      STOCK-BASED EMPLOYEE COMPENSATION - We measure PBG stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of PBG's common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

If we had measured compensation cost for the stock options granted to our employees under the fair value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

                                                                       2002     2001     2000
                                                                      -----    -----    -----
Net Income

   Reported .......................................................   $ 734    $ 587    $ 471
   Less: Total stock-based employee compensation expense determined
         under fair value based method for all awards, net of taxes     (70)     (64)     (46)
                                                                      -----    -----    -----
   Pro forma ......................................................   $ 664    $ 523    $ 425
                                                                      =====    =====    =====

      Pro forma compensation cost measured for stock options granted to employees is amortized straight-line over the vesting period, which is typically three years.

      COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

      NEW ACCOUNTING STANDARDS - During 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002 we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed our annual impairment review and have determined that our goodwill and indefinite-lived intangible assets are not impaired. The following table provides pro forma disclosure of the elimination of goodwill and certain franchise rights amortization in 2001 and 2000, as if SFAS No. 142 had been adopted in 2000:

                                                                      2002     2001     2000
                                                                      ------   ------   ------
Reported net income................................................   $  734   $  587   $  471
   Add back: Goodwill amortization ................................       --       35       37
   Add back: Franchise rights amortization ........................       --       88       86
                                                                      ------   ------   ------
Adjusted net income................................................   $  734   $  710   $  594
                                                                      =======  ======   ======


      During 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that we recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal year 2003. We do not anticipate that the adoption of SFAS No. 143 will have a material impact on our Consolidated Financial Statements.

      During 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 at the beginning of fiscal year 2002. The adoption of SFAS No. 144 did not have a material impact on our Consolidated Financial Statements.

      During 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which addresses the recognition of income statement and classification of various sales incentives. We adopted EITF Issue No. 01-09 at the beginning of fiscal 2002 and it did not have a material impact on our Consolidated Financial Statements.

      During 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with the Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our Consolidated Financial Statements.

      During 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement requires SFAS No. 123 disclosure requirements in both annual and interim financial statements. We will continue to measure stock-based compensation expense in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations, and therefore we do not anticipate that the adoption of SFAS No. 148 will have a material impact on our Consolidated Financial Statements.

      During 2002, the EITF addressed various issues related to the income statement classification of certain payments received by a customer from a vendor. In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," addressing the recognition and income statement classification of various consideration given by a vendor to a customer. Among its requirements, the consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 will be effective beginning in our fiscal year 2003. We currently classify bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses. In accordance with EITF Issue No. 02-16, we will classify certain bottler incentives as a reduction of cost of sales beginning in 2003. We are currently assessing the transitional guidance released by the EITF to determine the net impact to our Consolidated Financial Statements.

NOTE 3 -- INVENTORIES

                                                 2002      2001
                                                -----     -----
Raw materials and supplies..................    $ 162     $ 117
Finished goods..............................      216       214
                                                -----     -----
                                                $ 378     $ 331
                                                =====     =====

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                2002      2001
                                              -------   -------
Land........................................  $   228   $   145
Buildings and improvements..................    1,126       925
Manufacturing and distribution equipment....    2,768     2,308
Marketing equipment.........................    2,008     1,846
Other.......................................      154       121
                                              -------   -------
                                                6,284     5,345
Accumulated depreciation....................   (2,976)   (2,802)
                                              -------   --------
                                              $ 3,308   $ 2,543
                                              =======   =======

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements....  20-33 years
Manufacturing equipment.......  15 years
Distribution equipment........  2-10 years
Marketing equipment...........  3-7 years

NOTE 5 -- INTANGIBLE ASSETS, NET

                                                              2002       2001
                                                             -------    -------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights .......................................  $    20    $    12
   Other identifiable intangibles .........................       24         39
                                                             -------    -------
                                                                  44         51
                                                             -------    -------
   Accumulated amortization:
   Franchise rights .......................................       (6)        (2)
   Other identifiable intangibles .........................       (9)       (25)
                                                             -------    -------
                                                                 (15)       (27)
                                                             -------    -------
   Intangibles subject to amortization
     (less accumulated amortization).......................       29         24
                                                             -------    -------
Intangibles not subject to amortization:
   Carrying amount:
   Franchise rights .......................................    3,424      2,577
   Goodwill ...............................................    1,192      1,046
   Other identifiable intangibles .........................       42         37
                                                             -------    -------
   Intangibles not subject to amortization ................    4,658      3,660
                                                             -------    -------
Total Intangible Assets (less accumulated amortization) ...  $ 4,687    $ 3,684
                                                             =======    =======

      For intangible assets subject to amortization, we calculate amortization on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $8 million, $135 million and $131 million in 2002, 2001 and 2000, respectively. The weighted-average amortization period for each class of intangible assets and their estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                      Weighted-Average    Estimated Aggregate Amortization Expense
                                        Amortization                   to be Incurred
                                           Period        ------------------------------------------
                                      ----------------    2003     2004     2005     2006     2007
                                                         ------   ------   ------   ------   ------
Franchise rights ..................        5 years         $4       $4       $4       $2       $-
Other identifiable intangibles ....        7 years         $4       $4       $3       $2       $1

      Through our various current and prior year acquisitions we accumulated $146 million of goodwill during 2002.

NOTE 6 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                                 2002       2001
                                                                ------     -----
Accounts payable..............................................  $  394     $ 362
Trade incentives..............................................     210       205
Accrued compensation and benefits.............................     181       141
Other accrued taxes...........................................      57        30
Other current liabilities.....................................     296       239
                                                                ------     -----
                                                                $1,138     $ 977
                                                                ======     =====

NOTE 7 -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                  2002     2001
                                                                 ------   ------
Short-term borrowings
   Current maturities of long-term debt ......................   $   16   $    3
   Other short-term borrowings ...............................       51       74
                                                                 ------   ------
                                                                 $   67   $   77
                                                                 ======   ======
Long-term debt
   5 5/8% senior notes due 2009 ..............................   $1,300   $1,300
   5 3/8% senior notes due 2004 ..............................    1,000    1,000
   4 5/8% senior notes due 2012 ..............................    1,000       --
   9 3/4% senior notes due 2004 ..............................      160       --
   Other (average rate 3.5%) .................................       68       11
                                                                 ------   ------
                                                                  3,528    2,311
   Add:  SFAS No. 133 adjustment * ...........................       23        7
         Fair value adjustment relating to purchase accounting       14       --
   Less: Unamortized discount, net ...........................       14       16
         Current maturities of long-term debt ................       16        3
                                                                 ------   ------
                                                                 $3,535   $2,299
                                                                 ======   ======

* In accordance with the requirements of SFAS No. 133, the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt's carrying value plus a SFAS No. 133 fair value adjustment representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

      Maturities of long-term debt as of December 28, 2002, are 2003: $16 million, 2004: $1,164 million, 2005: $3 million, 2006: $2 million, 2007: $37 million and thereafter, $2,306 million.

      The $1.3 billion of 5 5/8% senior notes (with an effective interest rate of 5.6%) and the $1.0 billion of 5 3/8% senior notes (with an effective interest rate of 4.5%) were issued on February 9, 1999, by Bottling LLC and they are guaranteed by PepsiCo.

      The $1.0 billion of 4 5/8% senior notes (with an effective interest rate of 4.6%) was issued on November 15, 2002, by Bottling LLC and will be guaranteed by PepsiCo, in accordance with the terms set forth in the related indenture.

      Each of the senior notes mentioned above has redemption features, covenants and will, among other things, limit our ability and the ability of our restricted subsidiaries to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets.

      The $160 million of 9 3/4% senior notes were issued by Gemex. These senior notes have an effective interest rate of 3.7% after a fair value adjustment of $14 million resulting from our acquisition of Gemex. In December 2002, we purchased $181 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9 3/4% senior notes maturing in March 2004, in order to defease its respective covenants. We estimate that the U.S. government securities will be sufficient to satisfy all future principal and interest requirements of the senior notes. See Note 2.

      We have available short-term bank credit lines of approximately $167 million and $177 million at December 28, 2002, and December 29, 2001, respectively. These lines were used to support the general operating needs of our businesses outside the United States. The weighted-average interest rate for these lines of credit outstanding at December 28, 2002, and December 29, 2001, was 8.9% and 4.3%, respectively.

      Amounts paid to third parties for interest were $126 million, $121 million and $131 million in 2002, 2001 and 2000, respectively.

NOTE 8 -- COMMITMENTS

      We have noncancellable commitments under both capital and long-term operating leases, which consist principally of buildings, office equipment and machinery. Capital and operating lease commitments expire at various dates through 2021. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

      Our future minimum commitments under noncancellable leases are set forth below:

                          LEASES
                    --------------------
                    CAPITAL    OPERATING
                    -------    ---------
2003...........         $ 1         $ 34
2004...........           1           25
2005...........          --           19
2006...........          --           15
2007...........          --           14
Later years....           3           70
                    -------    ---------
                        $ 5         $177
                    =======    =========

      In addition, at December 28, 2002 we have outstanding letters of credit and surety bonds valued at $29 million primarily to provide collateral for estimated self insurance claims and other insurance requirements.

      At December 28, 2002, the present value of minimum payments under capital leases was $3 million, after deducting $2 million for imputed interest. Our rental expense was $62 million, $40 million and $42 million for 2002, 2001 and 2000, respectively.

NOTE 9 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      These Consolidated Financial Statements reflect the implementation of SFAS No. 133, as amended by SFAS No. 138, on the first day of fiscal year 2001. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, amending the accounting and reporting standards of SFAS No. 133. Prior to the adoption of SFAS No. 133, there were no deferred gains or losses from our hedging activities recorded in our Consolidated Financial Statements. The adoption of these statements resulted in the recording of a deferred gain in our Consolidated Balance Sheets, which was recorded as an increase to current assets of $4 million and a reduction of accumulated other comprehensive loss of $4 million. Furthermore, the adoption had no impact on our Consolidated Statements of Operations.

      As of December 28, 2002, our use of derivative instruments is limited to interest rate swaps, forward contracts, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

      CASH FLOW HEDGES - We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related to anticipated purchases of aluminum and fuel used in our operations. These contracts, which generally range from one to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements and are designated as and qualify for cash flow hedge accounting treatment.

      The amount of deferred losses from our commodity hedging that we recognized into cost of sales in our Consolidated Statements of Operations was $22 million in 2002 and $4 million for 2001. As a result of our commodity hedges, $16 million and $19 million of deferred losses remained in accumulated other comprehensive loss in our Consolidated Balance Sheets based on the commodity rates in effect on December 28, 2002, and December 29, 2001, respectively. Assuming no change in the commodity prices as measured on December 28, 2002, $13 million of the deferred loss will be recognized in our cost of sales over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2002 or 2001.

      On November 15, 2002, we issued a $1 billion 10 year bond with an interest rate of 4 5/8 %. In anticipation of the bond issuance, we entered into several treasury rate future contracts to hedge against adverse interest rate changes. We recognized $8 million as a deferred gain reported in accumulated other comprehensive loss resulting from these treasury rate contracts. These deferred gains are released to match the underlying interest expense on the debt. Deferred gains of $0.7 million will be recognized in interest expense over the next 12 months.

      FAIR VALUE HEDGES - We finance a portion of our operations through fixed-rate debt instruments. We converted our entire $1.0 billion 5 3/8% senior notes and $300 million of our $1.3 billion 5 5/8% senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100% effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps are fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swaps was a gain of $16 million in 2002 and a gain of $7 million in 2001. The fair value change was recorded in interest expense in our Consolidated Statements of Operations and in prepaid expenses and other current assets in our Consolidated Balance Sheets. An offsetting adjustment was recorded in interest expense in our Consolidated Statements of Operations and in long-term debt in our Consolidated Balance Sheets representing the change in fair value of the related long-term debt.

      UNFUNDED DEFERRED COMPENSATION LIABILITY - Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed income investment options. Our unfunded deferred compensation liability is subject to change in these investment elections.

      Since the plan is unfunded, employees' deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee's investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees' accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.

      We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG's stock price. At December 28, 2002, we had a prepaid forward contract for 638,000 shares at an exercise price of $28.50, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 28, 2002, of $16 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in PBG's stock price compared with the contract exercise price. We recognized $1 million in gains in 2002 and $2 million in gains in 2001, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments are classified as selling, delivery and administrative expenses.

      OTHER DERIVATIVES - During 2002, we entered into option contracts to mitigate certain foreign currency risks in anticipation of our acquisition of Gemex. Although these instruments did not qualify for hedge accounting, they were deemed derivatives since they contained a net settlement clause. These options expired unexercised and the cost of these options of $7 million has been recorded in other non-operating expenses, net in our Consolidated Statements of Operations.

      OTHER FINANCIAL ASSETS AND LIABILITIES - Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to the short maturities and since interest rates approximate current market rates for short-term debt.

      Long-term debt at December 28, 2002, had a carrying value and fair value of $3.5 billion and $3.7 billion, respectively, and at December 29, 2001, had a carrying value and fair value of $2.3 billion. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 10 -- PENSION AND POSTRETIREMENT BENEFIT PLANS

      PENSION BENEFITS

      Our U.S. employees participate in noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of our qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant.

      Our U.S. employees are also eligible to participate in our 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant's pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant's pay.

                                                               PENSION
                                                      -------------------------
Components of pension expense:                          2002     2001     2000
                                                      -------   ------   ------
Service cost ........................................    $ 28     $ 25     $ 24
Interest cost .......................................      56       50       49
Expected return on plan assets ......................     (66)     (57)     (53)
Amortization of prior service amendments ............       6        4        5
Special termination benefits ........................       1       --       --
                                                      -------   ------   ------
Net pension expense for the defined benefit plans ...    $ 25     $ 22     $ 25
                                                      -------   ------   ------

Cost of defined contribution plans ..................    $ 18     $ 17     $ 15
                                                      -------   ------   ------

Total net pension expense recognized in the
Consolidated Statements of Operations ...............    $ 43     $ 39     $ 40
                                                      =======   ======   ======

      POSTRETIREMENT BENEFITS

      Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

                                                            POSTRETIREMENT
                                                      ------------------------
Components of postretirement benefits expense:         2002     2001     2000
                                                      ------   ------   ------
Service cost ......................................     $  3     $  3     $  3
Interest cost .....................................       17       16       14
Amortization of net loss ..........................        2        1        1
Amortization of prior service amendments ..........       (6)      (6)      (6)
                                                        ----     ----     ----
Net postretirement benefits expense recognized in
the Consolidated Statements of Operations .........     $ 16     $ 14     $ 12
                                                        ====     ====     ====

      CHANGES IN THE BENEFIT OBLIGATION

                                         PENSION          POSTRETIREMENT
                                     ----------------    -----------------
                                      2002      2001       2002      2001
                                     ------    ------    -------    ------
Obligation at beginning of year....   $ 760     $ 664      $ 228     $ 212
Service cost.......................      28        25          3         3
Interest cost......................      56        50         17        16
Plan amendments....................      22        10         --        --
Actuarial loss.....................     127        48         55        14
Benefit payments...................     (41)      (37)       (17)      (17)
Special termination benefits.......       1       --          --        --
                                     ------    ------    -------    ------
Obligation at end of year..........   $ 953     $ 760      $ 286     $ 228
                                     ======    ======    =======    ======

      CHANGES IN THE FAIR VALUE OF ASSETS

                                         PENSION          POSTRETIREMENT
                                     ----------------    -----------------
                                      2002      2001       2002      2001
                                     ------    ------    -------    ------
Fair value at beginning of year....   $ 578     $ 665       $ --      $ --
Actual return on plan assets.......     (61)     (120)        --        --
Asset transfers....................      11        --         --        --
Employer contributions.............      51        70         17        17
Benefit payments...................     (41)      (37)       (17)      (17)
                                     ------    ------    -------    ------
Fair value at end of year..........   $ 538     $ 578       $ --      $ --
                                     ======    ======    =======    ======

      SELECTED INFORMATION FOR THE PLANS WITH ACCUMULATED BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS

                                         PENSION          POSTRETIREMENT
                                     ----------------    -----------------
                                      2002      2001       2002      2001
                                     ------    ------    -------    ------
Projected benefit obligation.......    $953     $ 760       $286      $228
Accumulated benefit obligation.....     843       690        286       228
Fair value of plan assets *........     663       604         --        --

  *Includes fourth quarter employer contributions.

      FUNDED STATUS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS

                                            PENSION          POSTRETIREMENT
                                        ----------------    -----------------
                                         2002      2001       2002      2001
                                        ------    ------    -------    ------
Funded status at end of year.........   $(415)     $(182)     $(286)    $(228)
Unrecognized prior service cost......      41         36         (9)      (16)
Unrecognized loss....................     407        153        110        57
Unrecognized transition asset........      --         (1)        --        --
Fourth quarter employer contributions     125         26          6         5
                                        ------    ------      ------    ------
Net amounts recognized...............   $ 158      $  32      $(179)    $(182)
                                        ======    ======      ======    ======

      NET AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS

                                            PENSION          POSTRETIREMENT
                                        ----------------    -----------------
                                         2002      2001       2002      2001
                                        ------    ------    -------    ------
Other liabilities...................     $(196)    $(101)     $(179)    $(182)
Intangible assets...................        42        37         --        --
Accumulated other comprehensive loss       312        96         --        --
                                        ------    ------    -------    ------
Net amounts recognized..............     $ 158     $  32      $(179)    $(182)
                                        ======    ======    =======    ======

      At December 28, 2002, and December 29, 2001, the accumulated benefit obligation of certain PBG pension plans exceeded the fair market value of the plan assets resulting in the recognition of the unfunded liability as a minimum balance sheet liability. As a result of this additional liability, our intangible asset increased by $5 million to $42 million in 2002, which equals the amount of unrecognized prior service cost in our plans. The remainder of the liability that exceeded the unrecognized prior service cost was recognized as an increase to accumulated other comprehensive loss of $216 million and $96 million in 2002 and 2001, respectively.

      ASSUMPTIONS

      The weighted-average assumptions used to compute the above information are set forth below:

                                                    PENSION
                                                    -------
                                           2002      2001      2000
                                          ------    ------    ------
Discount rate for benefit obligation....     6.8%      7.5%      7.8%
Expected return on plan assets (1)......     9.5%      9.5%      9.5%
Rate of compensation increase...........     4.3%      4.3%      4.6%

(1) Expected return on plan assets is presented after administration expenses.

                                                POSTRETIREMENT
                                                --------------
                                           2002      2001      2000
                                          ------    ------    ------
Discount rate for benefit obligation....     6.8%      7.5%      7.8%

      We evaluate these assumptions with our actuarial advisors on an annual basis and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

      FUNDING AND PLAN ASSETS

      The pension plan assets are principally invested in stocks and bonds. None of the assets are invested directly into PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. Our contributions are made in accordance with applicable tax regulations that provide for current tax deductions for our contributions and for taxation to the employee of plan benefits when the benefits are received. We do not fund our pension plan and postretirement plans when our contributions would not be deductible and when benefits would be taxable to the employee before receipt. Of the total pension liabilities at year end 2002, $52 million relates to plans not funded due to these unfavorable tax consequences.

      HEALTH CARE COST TREND RATES

      We have assumed an average increase of 12.0% in 2003 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.0% in 2013 and thereafter.

      Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following effects:

                                                                                     1%           1%
                                                                                  INCREASE     DECREASE
                                                                                  --------     --------
Effect on total fiscal year 2002 service and interest cost components...........       $ -         $  -
Effect on the fiscal year 2002 accumulated postretirement benefit obligation....       $10         $ (8)

NOTE 11 -- EMPLOYEE STOCK OPTION PLANS

      Under PBG's long-term incentive plan, PBG stock options are issued to our middle and senior management employees and vary according to salary and level. Except as noted below, options granted in 2002, 2001 and 2000 had exercise prices ranging from $23.25 per share to $29.25 per share, $18.88 per share to $22.50 per share, and $9.38 per share to $15.88 per share, respectively, expire in 10 years and generally become exercisable 25% after one year, an additional 25% after two years, and the remainder after three years.

      In 2001, two additional option grants were made to certain senior management employees. One grant had an exercise price of $19.50 per share, expires in 10 years and became exercisable on the grant date. The other grant had an exercise price of $22.50 per share, expires in 10 years and becomes exercisable in 5 years.

      The following table summarizes option activity during 2002:

                                                                                WEIGHTED-AVERAGE
                                                                    OPTIONS      EXERCISE PRICE
                                                                    -------     ----------------
Options in millions
Outstanding at beginning of year..................................     39.7               $13.20
   Granted........................................................      6.4                25.32
   Exercised......................................................     (8.1)               11.63
   Forfeited......................................................     (0.6)               16.89
                                                                    -------              -------
Outstanding at end of year........................................     37.4               $15.53
                                                                    =======              =======
Exercisable at end of year........................................     19.9               $12.59
                                                                    =======              =======
Weighted-average fair value of options granted ...................                        $10.89
                                                                                         =======

         The following table summarizes option activity during 2001:

                                                                                WEIGHTED-AVERAGE
                                                                    OPTIONS      EXERCISE PRICE
                                                                    -------     ----------------
Options in millions
Outstanding at beginning of year..................................     33.2               $10.75
   Granted........................................................     10.2                20.47
   Exercised......................................................     (1.8)               10.84
   Forfeited......................................................     (1.9)               12.01
                                                                    -------              -------
Outstanding at end of year........................................     39.7               $13.20
                                                                    =======              =======
Exercisable at end of year........................................      6.6               $13.38
                                                                    =======              =======
Weighted-average fair value of options granted ...................                        $ 8.55
                                                                                         =======

           The following table summarizes option activity during 2000:

                                                                                WEIGHTED-AVERAGE
Options in millions                                                 OPTIONS      EXERCISE PRICE
                                                                    -------     ----------------
Outstanding at beginning of year..................................     22.4               $11.49
   Granted........................................................     13.2                 9.57
   Exercised......................................................     (0.2)               10.53
   Forfeited......................................................     (2.2)               11.20
                                                                    -------              -------
Outstanding at end of year........................................     33.2               $10.75
                                                                    =======              =======
Exercisable at end of year........................................      1.8               $11.11
                                                                    =======              =======
Weighted-average fair value of options granted ...................                        $ 4.68
                                                                                         =======

Stock options outstanding and exercisable at December 28, 2002:

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                        -------------------------------------     --------------------
                                                     WEIGHTED-
                                                      AVERAGE
                                                     REMAINING      WEIGHTED-                 WEIGHTED-
Options in millions                                 CONTRACTUAL      AVERAGE                   AVERAGE
                                                      LIFE IN       EXERCISE                  EXERCISE
RANGE OF EXERCISE PRICE                 OPTIONS        YEARS          PRICE       OPTIONS       PRICE
-----------------------                 -------     -----------     ---------     -------     --------
$9.38-$11.49 ......................         8.9            6.99        $ 9.39         7.0       $10.38
$11.50-$15.88 .....................        13.2            6.06        $11.63         9.6       $11.61
$15.89-$22.50 .....................         9.1            8.00        $20.49         3.2       $20.04
$22.51-$29.25 .....................         6.2            9.00        $25.34         0.1       $25.16
                                        -------     -----------     ---------     -------     --------
                                           37.4            7.24        $15.53        19.9       $12.59
                                        =======     ===========     =========     =======     ========


      The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                2002        2001        2000
                              -------     -------     -------
Risk-free interest rate.....      4.5%        4.6%        6.7%
Expected life...............  6 years     6 years     7 years
Expected volatility.........       37%         35%         35%
Expected dividend yield.....     0.16%       0.20%       0.43%

NOTE 12 -- INCOME TAXES

      We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. We had income tax expense of $49 million in 2002, an income tax benefit of $1 million in 2001 and income tax expense of $22 million in 2000. These amounts were comprised of current income tax expense of $12 million, $8 million and $27 million, and deferred income tax expense of $37 million in 2002 and deferred income tax benefit of $9 million and $5 million in 2001 and 2000, respectively.

      Our 2001 deferred income tax benefit includes a nonrecurring benefit of $25 million due to enacted tax rate changes in Canada during the year.

      Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

                                                               2002       2001       2000
                                                              ------     ------     ------
Income taxes computed at the U.S. federal statutory rate...     35.0%      35.0%      35.0%
Transfer of income to owners...............................    (26.4)     (28.5)     (27.5)
State income tax, net of federal tax benefit...............      0.6        0.4        0.9
Impact of foreign results..................................     (4.8)      (8.5)      (8.6)
Goodwill and other nondeductible expenses..................      0.8        2.7        3.7
Other, net.................................................      1.2        3.0        0.9
                                                              ------     ------     ------
                                                                 6.4        4.1        4.4
Rate change benefit........................................       --       (4.3)        --
                                                              ------     ------     ------
Total effective income tax rate............................      6.4%      (0.2)%      4.4%
                                                              ======     ======     ======



      The details of our 2002 and 2001 deferred tax liabilities (assets) are set forth below:

                                                                          2002       2001
                                                                         ------     ------
Intangible assets and property, plant and equipment.................      $ 370      $ 175
Other...............................................................         30         36
                                                                         ------     ------
Gross deferred tax liabilities......................................        400        211
                                                                         ------     ------

Net operating loss carryforwards....................................       (142)      (121)
Various liabilities and other.......................................        (63)       (49)
                                                                         ------     ------
Gross deferred tax assets...........................................       (205)      (170)
Deferred tax asset valuation allowance..............................        147        122
                                                                         ------     ------
Net deferred tax assets.............................................        (58)       (48)
                                                                         ------     ------

Net deferred tax liability..........................................      $ 342      $ 163
                                                                         ======     ======

Included in:
Prepaid expenses and other current assets...........................      $ (18)     $  (5)
Deferred income taxes...............................................        360        168
                                                                         ------     ------
                                                                          $ 342      $ 163
                                                                         ======     ======

      We have net operating loss carryforwards totaling $443 million at December 28, 2002, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these carryforwards, $14 million expire in 2003 and $429 million expire at various times between 2004 and 2022. We have established a full valuation allowance for the net operating loss carryforwards attributable to Spain, Greece, Russia, Turkey and Mexico based upon our projection that it is more likely than not that these losses will not be realized. In addition, at December 28, 2002, we have a tax credit carryforwards in the U.S. of $7 million with an indefinite carryforward period and in Mexico of $13 million, which expire at various times between 2006 and 2012.

      Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have increased by $25 million and decreased by $26 million in 2002 and 2001, respectively. The increase in 2002 was mainly due to the purchase of bottling companies in Turkey and Mexico.

      Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable.

      Income taxes payable were $8 million at December 28, 2002 and income taxes receivable were $10 million at December 29, 2001. Such amounts are recorded within accounts payable and other current liabilities and prepaid expenses and other current assets in our Consolidated Balance Sheets, respectively. Amounts paid to taxing authorities for income taxes were $0, $11 million and $34 million in 2002, 2001 and 2000 respectively.

NOTE 13 -- GEOGRAPHIC DATA

      We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in 41 states and the District of Columbia in the United States. Outside the U.S., we conduct business in Canada, Spain, Russia, Greece, Turkey and Mexico.

                                                                      NET REVENUES
                                                              ----------------------------
                                                               2002       2001       2000
                                                              ------     ------     ------
U.S........................................................   $7,572     $7,197     $6,830
Mexico.....................................................      164         --         --
Other countries............................................    1,480      1,246      1,152
                                                              ------     ------     ------
                                                              $9,216     $8,443     $7,982
                                                              ======     ======     ======

                                                                    LONG-LIVED ASSETS
                                                              ----------------------------
                                                               2002       2001       2000
                                                              ------     ------     ------
U.S........................................................   $6,531     $6,232     $5,719
Mexico.....................................................    1,586         --         --
Other countries............................................    1,127        914        960
                                                              ------     ------     ------
                                                              $9,244     $7,146     $6,679
                                                              ======     ======     ======

NOTE 14 -- RELATED PARTY TRANSACTIONS

      PepsiCo, Inc. ("PepsiCo") is considered a related party due to the nature of our franchisee relationship and its ownership interest in our company. Approximately 90% of our 2002 volume was derived from the sale of Pepsi-Cola beverages. In addition, at December 28, 2002, PepsiCo owned 6.8% of our equity.

      We have entered into a number of agreements with PepsiCo since PBG's initial public offering. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

      The most significant agreements that govern our relationship with PepsiCo consist of:

      (1) The master bottling agreement for cola beverages bearing the "Pepsi-Cola" and "Pepsi" trademark in the United States; master bottling agreements and distribution agreements for non-cola products in the United States, including Mountain Dew; and a master fountain syrup agreement in the United States;

      (2) Agreements similar to the master bottling agreement and the non-cola agreements for each country, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement similar to the master syrup agreement for Canada;

      (3) A shared services agreement whereby PepsiCo provides us or we provide PepsiCo with certain support, including information technology maintenance, procurement of raw materials, shared space, employee benefits, credit and collection, international tax and accounting services. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service. Through 2001, a PepsiCo affiliate provided casualty insurance to us; and

      (4) Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the initial public offering. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In addition, PepsiCo has agreed to use its best efforts to settle all joint interests in any common audit issue on a basis consistent with prior practice.

      BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its discretion, provides us with various forms of bottler incentives to promote its beverages. These incentives cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objective of the programs and initiatives, we record bottler incentives as an adjustment to net revenues or as a reduction of selling, delivery and administrative expenses. Direct marketplace support represents PepsiCo's funding to assist us in offering sales and promotional discounts to retailers and is recorded as an adjustment to net revenues. Capital equipment funding is designed to help offset the costs of purchasing and installing marketing equipment, such as vending machines and glass door coolers at customer locations and is recorded as a reduction of selling, delivery and administrative expenses. Advertising support represents the cost of media time, promotional materials, and other advertising and marketing costs that are funded by PepsiCo and is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses. In addition, PepsiCo may share certain media costs with us due to our joint objective of promoting PepsiCo brands. There are no conditions or other requirements that could result in a repayment of the bottler incentives received. Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $560 million, $554 million and $524 million for 2002, 2001 and 2000, respectively. Of these amounts, we recorded $257 million, $262 million and $244 million for 2002, 2001 and 2000, respectively, in net revenues, and the remainder as a reduction of selling, delivery and administrative expenses.

      PURCHASES OF CONCENTRATE AND FINISHED PRODUCT - We purchase concentrate from PepsiCo, which is the critical flavor ingredient used in the production of carbonated soft drinks and other ready-to-drink beverages. PepsiCo determines the price of concentrate annually at its discretion. We also pay a royalty fee to PepsiCo for the Aquafina trademark. Amounts paid or payable to PepsiCo and its affiliates for concentrate and royalty fees were $1,699 million, $1,584 million and $1,507 million in 2002, 2001 and 2000, respectively.

      We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. During 2002, 2001 and 2000, total amounts paid or payable to PepsiCo or PepsiCo joint ventures for these transactions were $464 million, $375 million and $155 million, respectively.

      We provide manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2002, 2001 and 2000, total amounts paid or payable by PepsiCo for these transactions were $10 million, $32 million and $36 million, respectively.

      FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $200 million, $185 million and $189 million, in 2002, 2001 and 2000, respectively.

      OTHER TRANSACTIONS - Prior to 2002, Hillbrook Insurance Company, Inc., a subsidiary of PepsiCo, provided insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to Hillbrook Insurance Company, Inc. during 2001 and 2000 were $58 million and $62 million, respectively.

      We provide PepsiCo and PepsiCo affiliates or PepsiCo provides us various services pursuant to a shared services agreement and other arrangements, including information technology maintenance, procurement of raw materials, shared space, employee benefits, credit and collection, international tax and accounting services. Total net expenses incurred were approximately $57 million, $133 million and $117 million during 2002, 2001 and 2000, respectively.

      We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in all of Russia except Moscow. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $44 million, $27 million and $24 million in 2002, 2001 and 2000, respectively.

      The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                2002         2001         2000
                                                              --------     --------     --------

Net revenues:
   Bottler incentives......................................   $    257     $    262     $    244
                                                              ========     ========     ========
Cost of sales:
   Purchases of concentrate and finished products,
      and Aquafina royalty fees............................   $ (2,163)    $ (1,959)    $ (1,662)
   Manufacturing  and distribution service reimbursements..         10           32           36
                                                              --------     --------     --------
                                                              $ (2,153)    $ (1,927)    $ (1,626)
                                                              ========     ========     ========
Selling, delivery and administrative expenses:
   Bottler incentives......................................   $    303     $    292     $    280
   Fountain service fee....................................        200          185          189
   Frito-Lay purchases.....................................        (44)         (27)         (24)
   Insurance costs.........................................         --          (58)         (62)
   Shared services.........................................        (57)        (133)        (117)
                                                              --------     --------     --------
                                                              $    402     $    259     $    266
                                                              ========     ========     ========


      We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.

      As part of our acquisition in Turkey (see Note 16), we paid PepsiCo $8 million for its share of Fruko Mesrubat Sanayii A.S. and related entities. In addition, we sold certain brands to PepsiCo from the net assets acquired for $16 million.

      As part of our acquisition of Gemex in Mexico (see Note 16), PepsiCo received $297 million for the tender of its shares for its 34.4% ownership in the outstanding capital stock of Gemex. In addition, PepsiCo made a payment to us for $17 million, to facilitate the purchase and ensure a smooth ownership transition of Gemex.

      We paid PepsiCo $10 million and $9 million during 2002 and 2001, respectively, for distribution rights relating to the SoBe brand in certain PBG-owned territories in the U.S. and Canada.

      The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes issued on February 9, 1999, by us are guaranteed by PepsiCo. In addition, the $1.0 billion of 4 5/8% senior notes issued on November 15, 2002, also by us, will be guaranteed by PepsiCo in accordance with the terms set forth in the related indenture.

      Amounts payable to PepsiCo and its affiliates were $26 million and $17 million at December 28, 2002, and December 29, 2001, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

      PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially of all of the operations and assets of PBG. At December 28, 2002, PBG owned approximately 93.2% of our equity.

      Beginning in 2002, PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2002 was $86 million.

      We have loaned PBG $117 million and $310 million during 2002 and 2001, respectively, net of repayments. During 2002 these loans were made through a series of 1-year notes, with interest rates ranging from 1.9% to 2.5%. Total intercompany loans owed to us from PBG at December 28, 2002 and December 29,

2001, was $954 million and $837 million, respectively. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $22 million and $44 million at December 28, 2002 and December 29, 2001, respectively, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

      Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $24 million, $44 million and $36 million, in 2002, 2001 and 2000, respectively.

      On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

      PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities, which is guaranteed by us. One of the credit facilities expires in May 2003 and the other credit facility expires in April 2004. There were no borrowings outstanding under these credit facilities at December 28, 2002, or December 29, 2001.

      We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2002 and 2001, we made cash distributions to our owners totaling $156 million and $223 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

NOTE 15 -- CONTINGENCIES

      We are involved in a lawsuit with current and former employees concerning wage and hour issues in New Jersey. We believe that the ultimate resolution to this matter will not have a material adverse effect on our results of operations, financial condition or liquidity. Subsequent to year end we have resolved this matter, see Note 18.

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

NOTE 16 -- ACQUISITIONS

      During 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate amount of $921 million in cash and $369 million of assumed debt:

      -     Fruko Mesrubat Sanayii A.S. and related entities of Turkey in March.

      - Pepsi-Cola Bottling Company of Aroostook, Inc., of Presque Isle, Maine in June.

      - Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July.

      -     Pepsi-Gemex, S.A. de. C.V of Mexico in November.

      -     Kitchener Beverages Limited of Ontario, Canada in December.

      Also in 2002, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling Company of Macon, Inc. in Georgia ("Macon"). In connection with the acquisition, PBG contributed the business and certain net assets of Macon totaling $24 million to Bottling LLC.

      The largest of our acquisitions was Gemex, where we acquired all of their outstanding capital stock. Our total cost for the purchase of Gemex was a net cash payment of $871 million and assumed debt of approximately $305 million. Gemex produces, sells and distributes a variety of soft drink products under the Pepsi-Cola, Pepsi Light, Pepsi Max, Pepsi Limon, Mirinda, 7 UP, Diet 7 UP, KAS, Mountain Dew, Power Punch and Manzanita Sol trademarks under exclusive franchise and bottling arrangements with PepsiCo and certain affiliates of PepsiCo. Gemex owns, produces, sells and distributes purified and mineral water in Mexico under the trademarks Electropura and Garci Crespo and has rights to produce, sell and distribute soft drink products of other companies in Mexico.

      Our U.S. and Canadian acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale. The Mexican and Turkish acquisitions were made to allow us to increase our markets outside the United States.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with our acquisitions and the asset contribution of Macon from PBG, net of cash acquired:

ASSETS                                                     USEFUL
                                                            LIFE
                                                          (YEARS)    GEMEX    OTHER    TOTAL
                                                          -------   ------   ------   ------

   Current assets ......................................             $  101   $   33    $ 134
   Fixed assets.........................................      5-33      505       85      590
   Intangible assets:
      Non-compete agreements subject to amortization ...       3-5       --        4        4
      Franchise rights subject to amortization .........         5       --        8        8
      Franchise rights not subject to amortization .....                808       35      843
      Goodwill (non-tax deductible) ....................                126       20      146
   Other assets ........................................                 15        2       17
                                                                     ------   ------   ------
                  TOTAL ASSETS .........................             $1,555   $  187   $1,742
                                                                     ======   ======   ======

LIABILITIES

  Accounts payable and other current liabilities .......             $  141   $   42   $  183
  Short-term borrowings ................................                  5       50       55
  Long-term debt .......................................                300       14      314
  Other liabilities ....................................                238       14      252
                                                                     ------   ------   ------
                  TOTAL LIABILITIES ....................             $  684   $  120   $  804
                                                                     ------   ------   ------
NET ASSETS ACQUIRED ....................................             $  871   $   67   $  938
                                                                     ======   ======   ======


      In addition to the net assets acquired above, we also incurred non-capitalizable costs associated with the acquisition of Gemex. As discussed in Note 9, we entered into option contracts to mitigate certain foreign currency risks in anticipation of our acquisition. These options expired unexercised and the cash flow of $7 million associated with these options is included in acquisitions of bottlers in the Consolidated Statements of Cash Flows.

      The allocation of the purchase price for Gemex is preliminary, pending final valuations on certain assets. The final allocations of the purchase price will be determined based on the fair value of assets acquired and liabilities assumed as of the date of acquisition.

      Non-compete agreements and franchise rights that are subject to amortization acquired during 2002 have a weighted-average amortization period of three and five years, respectively.

      The following unaudited pro forma operating information summarizes our consolidated results of operations as if the Gemex acquisition had occurred on the first day of fiscal year 2001.

                                 2002        2001
                                -------     ------
Net revenues..................  $10,297     $9,617
Income before income taxes....  $   813     $  615
Net income....................  $   755     $  608

      The operating results of each of our acquisitions are included in the accompanying consolidated financial statements from its respective date of purchase.

      During 2001, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling of Northern California. In connection with the acquisition, PBG contributed certain net assets acquired totaling $74 million to Bottling LLC. Also during 2001, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Elmira Bottling Co. Inc. for $46 million in cash and assumed debt. These acquisitions were made to enable us to provide better service to our large retail customers as well as reduce costs through economies of scale.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

      The balances related to each component of accumulated other comprehensive loss were as follows:

                                           2002       2001       2000
                                          ------     ------     ------
Currency translation adjustment.........  $ (276)    $ (301)    $ (253)
Cash flow hedge adjustment..............      (8)       (19)        --
Minimum pension liability adjustment....    (312)       (96)        --
                                          ------     ------     ------
Accumulated other comprehensive loss....  $ (596)    $ (416)    $ (253)
                                          ======     ======     ======


NOTE 18 -- SUBSEQUENT EVENTS (UNAUDITED)

      During the first quarter of 2003, we acquired a Pepsi-Cola bottler based in Buffalo, New York, for a purchase price of approximately $75 million.

      In the first quarter of 2003, we settled a lawsuit with the New Jersey State Department of Labor and with current and former employees concerning overtime wage issues. The amount of this settlement was approximately $28 million, which was fully provided for in our litigation reserves as of December 28, 2002, in our Consolidated Balance Sheets.

NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST      SECOND      THIRD       FOURTH
2002                              QUARTER     QUARTER    QUARTER     QUARTER    FULL YEAR
                                  -------     -------    -------     -------    ---------

Net revenues.............         $1,772      $2,209     $2,455      $2,780     $9,216
Gross profit.............            830       1,024      1,118       1,243      4,215
Operating income.........            135         272        338         152        897
Net income...............            107         240        287         100        734


                                  FIRST      SECOND      THIRD       FOURTH
 2001                            QUARTER     QUARTER    QUARTER     QUARTER    FULL YEAR
                                 -------     -------    -------     -------    ---------

Net revenues.............        $1,647      $2,060     $2,274      $2,462     $8,443
Gross profit.............           765         952      1,052       1,094      3,863
Operating income.........            90         218        285          85        678
Net income (1)...........            67         201        260          59        587

(1) During 2001, the Canadian Government passed laws reducing federal and certain provincial corporate income tax rates. These rate changes resulted in one-time gains of $16 million and $9 million in the second and third quarters of 2001, respectively.

                          Independent Auditors' Report



The Owners of
Bottling Group, LLC:

We have audited the accompanying consolidated balance sheets of Bottling Group, LLC as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, cash flows and changes in owners' equity for each of the fiscal years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of management of Bottling Group, LLC. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB 142, "Goodwill and Other Intangible Assets," as of December 30, 2001.

/s/ KPMG LLP

New York, New York

January 28, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. MANAGING DIRECTORS OF BOTTLING LLC

      The name, age and background of each of Bottling LLC's Managing Directors is set forth below.

JOHN T. CAHILL, 45, is a Managing Director of Bottling LLC. Mr. Cahill is also PBG's Chairman of the Board and Chief Executive Officer. He had been PBG's Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

PAMELA C. MCGUIRE, 55, is a Managing Director of Bottling LLC. She is also the Senior Vice President, General Counsel and Secretary of PBG. She was the Vice President and Division Counsel of the Pepsi-Cola Company from 1989 to March 1998, at which time she was named its Vice President and Associate General Counsel. Ms. McGuire joined PepsiCo in 1977 and held several other positions in its legal department through 1989.

MATTHEW M. MCKENNA, 52, is a Managing Director of Bottling LLC. He is also the Senior Vice President of Finance of PepsiCo. Previously he was Senior Vice President and Treasurer and before that, Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

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

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table provides information on compensation earned and stock options awarded for the years indicated by PBG to Bottling LLC's Principal Executive Officer and the two other executive officers of Bottling LLC as of the end of the 2002 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers.

                           SUMMARY COMPENSATION TABLE





                                                                                      LONG TERM
                                   ANNUAL COMPENSATION                               COMPENSATION
                                   -------------------                               ------------
                                                                                  AWARDS     PAYOUTS
                                                                                  ------     -------
                                                                                Securities
                                                                                 Under-
                                                                                 Lying                        All Other
Name and Principal                                              Other Annual     Options       LTIP          Compensation
Position                     Year     Salary($)    Bonus($)    Compensation($)     (#)        Payouts $          ($)
------------------           ----     --------     --------      ---------       -------     --------        ----------
John T. Cahill               2002     $721,154     $681,500      $32,227(1)      287,129     $      0        $  6,843(2)
Principal                    2001      636,712      870,000       12,566         739,300      442,200           6,821
Executive Officer            2000      539,904      811,320       14,139         240,000            0           6,800


Alfred H. Drewes             2002      355,923      217,550       13,060(3)      113,109      218,962(4)        6,338(5)
Principal Financial          2001      175,000      268,090        7,522         135,758            0               0
 Officer                     2000           __           __           __              __           __              __


Andrea L. Forster            2002      187,923       92,700        5,744          29,941      111,219(6)        7,498(5)
Principal                    2001      180,154      106,920        4,695          43,622            0           6,800
Accounting Officer           2000      163,857      126,990        4,695          33,707            0           6,800




----------------------
(1) This amount reflects (i) benefits from the use of corporate transportation;
    (ii) payment of executive's tax liability with respect to certain PBG provided perquisites and (iii) reimbursement for appropriate tax-related expenses.

(2) This amount reflects (i) a standard PBG matching contribution in PBG Common Stock to the executive's 401(k) account and (ii) premium amount of $119.89 for Mr. Cahill imputed as income in connection with his waiver of rights to future compensation payments under the PBG's executive income deferral plan and the arrangement entered into by PBG whereby such waived amounts were used for the purpose of purchasing insurance for his benefit and that of his designated beneficiary, as previously disclosed in PBG 2002 proxy statement.

(3) This amount reflects payment of executive's tax liability with respect to certain PBG provided perquisites.

(4) This amount reflects the cash payout of a variable award granted in 1999 based, in part, upon PBG performance targets pre-established by the Compensation Subcommittee of the Compensation and Management Development Committee of the PBG Board of Directors.

(5) This amount reflects a standard PBG matching contribution in PBG Common Stock to the executive's 401(k) account.

(6) This amount reflects a one-time supplemental executive incentive compensation cash award to recognize key managers for superior business results and to ensure management continuity. The cash amount was paid into a defined contribution trust by PBG. The executive officer must have remained employed by PBG through the vesting date of February 1, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      PBG holds 93.2% and PepsiCo indirectly holds 6.8% of the ownership of Bottling LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Although Bottling LLC may not be a direct party to the following transactions, as the principal operating subsidiary of PBG, it derives certain benefits from them. Accordingly, set forth below is information relating to certain transactions between PBG and PepsiCo. In addition, set forth below is information relating to certain transactions between Bottling LLC and PBG ("PBG/Bottling LLC Transactions").

      STOCK OWNERSHIP AND DIRECTOR RELATIONSHIPS WITH PEPSICO. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2003, PepsiCo's ownership represented 38.0% of the outstanding Common Stock and 100% of the outstanding Class B Common Stock together representing 43.1% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 6.8% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary. In addition, Matthew M. McKenna, a Managing Director of Bottling LLC, is an executive officer of PepsiCo.

      AGREEMENTS AND TRANSACTIONS WITH PEPSICO AND AFFILIATES. PBG and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to their respective businesses, and PBG and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. As used in this section (other than with respect to PBG/Bottling LLC Transactions), "PBG" may include Bottling LLC and its subsidiaries.

      Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2002 are described below.

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

      During 2002, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products were approximately $1.9 billion.

      PBG Manufacturing Services. PBG provides manufacturing services to PepsiCo in connection with the production of certain finished beverage products. In 2002, amounts paid or payable by PepsiCo to PBG for these services were approximately $9.8 million.

      Purchase of Distribution Rights. During 2002, PBG paid PepsiCo approximately $10.3 million for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States and Canada.

      Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the "Partnership"). During 2002, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $130.5 million. In addition, PBG provides certain manufacturing services in connection with the hot-filled tea products of the Partnership to PepsiCo for the benefit of the Partnership. In 2002, amounts paid or payable by PepsiCo to PBG for these services were approximately $0.3 million.

      PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 2002, amounts paid or payable to the North American Coffee Partnership by PBG were approximately $133.4 million.

      In addition to the amounts described above, PBG received approximately $2.9 million in 2002 from an international joint venture, in which PepsiCo holds an equity interest.

      Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution through all of Russia except for Moscow. In 2002, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $44 million.

      Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement and other arrangements, including information technology maintenance and the procurement of raw materials. During 2002, amounts paid or payable to PepsiCo for these services totaled approximately $70.6 million.

      Pursuant to the shared services agreement and other arrangements, PBG provides various services to PepsiCo, including employee benefit, credit and collection, international tax and accounting services. During 2002, payments to PBG from PepsiCo for these services totaled approximately $6.4 million.

      Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $5.0 million in 2002.

      National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo's national fountain customers. In 2002, net amounts paid or payable by PepsiCo to PBG for these services were approximately $199.9 million.

      Bottler Incentives. PepsiCo provides PBG with various forms of bottler incentives. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. These bottler incentives are intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials), capital equipment funding and advertising support. For 2002, total bottler incentives paid or payable to PBG or on behalf of PBG by PepsiCo approximated $560.1 million.

      Transactions with Bottlers in which PepsiCo holds an Equity Interest. PBG and PepsiAmericas, Inc., a bottler in which PepsiCo owns an equity interest, and PBG and Pepsi Bottling Ventures LLC, a bottler in which PepsiCo owns an equity interest, bought from and sold to each other finished beverage products. These transactions occurred in instances where the proximity of one party's production facilities to the other party's markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for one bottler to buy finished product from another. In 2002, PBG's sales to those bottlers totaled approximately $671,000 and purchases were approximately $127,000.

      PBG provides certain administrative support services to PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC. In 2002, amounts paid or payable by PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC to PBG for these services were approximately $1.6 million.

      On March 13, 2002, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey. As part of this acquisition, PBG paid PepsiCo approximately $7.8 million, subject to certain purchase price adjustments, for its equity interest in the acquired entity and received approximately $16.4 million from PepsiCo for the sale of the acquired entity's local brands to PepsiCo.

      In November 2002, we acquired all of the outstanding capital stock of Pepsi-Gemex S.A. de C.V. ("Pepsi-Gemex"). As part of this acquisition, PepsiCo received approximately $297 million for its equity interest in the acquired entity. In addition, PepsiCo made a payment to us of approximately $17 million to facilitate the purchase and ensure the smooth ownership transition of Pepsi-Gemex to PBG.

      PepsiCo Guarantee. In connection with our issuance of $1.0 billion aggregate principal amount of 4-5/8% senior notes in November 2002, PepsiCo will guarantee the notes in accordance with the terms set forth in the related indenture.

      PBG/Bottling LLC Transactions. PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 28, 2002, PBG owned approximately 93.2% of our equity.

      Beginning in 2002, PBG provides insurance and risk management services to us pursuant to a contractual agreement. The total amount of premiums paid to PBG during 2002 was $86 million.

      We have loaned PBG $117 million during 2002 net of repayments. These loans were made through a series of 1-year notes, with interest rates ranging from 1.9% to 2.5%. The total amount of intercompany loans owed to us from PBG at December 28, 2002 was $954 million. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $22 million at December 28, 2002 and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

      Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $24 million in 2002.

      We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2002, we made cash distributions to our owners totaling $156 million. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

      Relationships and Transactions with Management and Others. Linda G. Alvarado, a member of PBG's Board of Directors, together with her husband and children, own and operate Taco Bell and Pizza Hut restaurant companies that purchase beverage products from PBG. In 2002, the total amount of these purchases was approximately $341,389.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within 90 days prior to the date of this report, Bottling LLC carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of Bottling LLC, of the effectiveness and design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded, subject to the limitations set forth below, that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bottling LLC and its consolidated subsidiaries required to be included in Bottling LLC's periodic filings with the SEC. In addition, subject to the limitations set forth below, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

Bottling LLC's management, including the Principal Executive Officer and the Principal Financial Officer of Bottling LLC, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries, are incorporated by reference into Part II,
Item 8 of this report:

        Consolidated Statements of Operations - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

        Consolidated Statements of Cash Flows - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

        Consolidated Balance Sheets - December 28, 2002 and December 29, 2001.

        Consolidated Statements of Changes in Owners' Equity - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

      2. Financial Statement Schedule. The following financial statement schedule of Bottling LLC and its subsidiaries is included in this report on the page indicated:
                                                                            Page
                                                                            ----

Independent Auditors' Report on Schedule ....................................F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
December 28, 2002, December 29, 2001 and December 30, 2000...................F-3

      3. Exhibits

            See Index to Exhibits on pages E-1 - E-3.

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2003
                                    Bottling Group, LLC

                                    By:/s/ John T. Cahill
                                       ------------------
                                       John T. Cahill
                                       Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the date indicated.

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----


/s/ John T. Cahill           Principal Executive Officer     March 27, 2003
------------------           and Managing Director
John T. Cahill

/s/ Alfred H. Drewes         Principal Financial Officer     March 27, 2003
--------------------
Alfred H. Drewes

/s/ Andrea L. Forster        Principal Accounting Officer    March 27, 2003
---------------------
Andrea L. Forster

/s/ Pamela C. McGuire        Managing Director               March 27, 2003
---------------------
Pamela C. McGuire

/s/ Matthew M. McKenna       Managing Director               March 27, 2003
----------------------
Matthew M. McKenna

I, John T. Cahill, certify that:

      1. I have reviewed this annual report on Form 10-K of Bottling Group, LLC;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               Date: March 24, 2003

                                               By: /s/ John T. Cahill
                                                   ------------------
                                                   John T. Cahill
                                                   Principal Executive Officer

I, Alfred H. Drewes, certify that:

1.  I have reviewed this annual report on Form 10-K of Bottling Group, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 Date: March 25, 2003

                                                 By: /s/ Alfred H. Drewes
                                                 ------------------------
                                                 Alfred H. Drewes
                                                 Principal Financial Officer

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                                       PAGE
Independent Auditors' Report on Schedule ...............................................................F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
December 28, 2002, December 29, 2001 and December 30, 2000 .............................................F-3

                          INDEPENDENT AUDITORS' REPORT

Owners of
Bottling Group, LLC:

The audits referred to in our report dated January 28, 2003, included the related consolidated financial statement schedule as of December 28, 2002, and for each of the fiscal years in the three-year period ended December 28, 2002, incorporated in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP


New York, New York
March 28, 2003

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               BOTTLING GROUP, LLC
                                   IN MILLIONS


                    Balance     Charged
                      At        to Cost                     Accounts    Foreign      Balance At
                   Beginning     and                        Written     Currency       End Of
                   Of Period    Expenses     Acquisitions    Off       Translation     Period
                   ---------    --------     ------------    ---       -----------     ------
DESCRIPTION
-----------
FISCAL YEAR
ENDED
DECEMBER 28,
2002
  Allowance
  for losses
  on trade
  accounts
  receivable ..        $42         $32           $14         $(22)          $1          $ 67


DECEMBER 29,
2001

  Allowance
  for losses
  on trade
  accounts
  receivable ..        $42          $9          $ --          $(9)        $ --           $42


DECEMBER 30,
2000

  Allowance
  for losses
  on trade
  accounts
  receivable ..        $48          $3          $ --          $(8)         $(1)          $42


------------------------

                                INDEX TO EXHIBITS
EXHIBIT

3.1 Articles of Formation of Bottling LLC which is incorporated herein by reference from Exhibit 3.4 to Bottling LLC's Registration Statement on Form S-4 (Registration No.333-80361)

3.2 Amended and Restated Limited Liability Company Agreement of Bottling LLC which is incorporated herein by reference from Exhibit 3.5 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

4.1 Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8%
      Senior Notes due 2009, which is incorporated herein by reference to
      Exhibit 10.9 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.2 First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 10.10 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.3 Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc. ("PBG"), as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to
      Exhibit 10.14 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.4 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents, which is incorporated herein by reference to Exhibit 4.6 to PBG's Annual Report on Form 10-K for the year ended December 25, 1999.

4.5 U.S. $250,000,000 364 Day Credit Agreement, dated as of May 3, 2000 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America, N. A., Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada, Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, The Chase Manhattan Bank, as Agent, Salomon Smith Barney Inc and Banc of America Securities LLC as Co-Lead Arrangers and Book Managers and Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, which is incorporated herein by reference to Exhibit 4.7 to PBG's Annual Report on Form 10-K for the year ended December 30, 2000.

4.6 U.S. $250,000,000 364-Day Second Amended and Restated Credit Agreement, dated as of May 1, 2002 among PBG, Bottling Group, LLC, JPMorgan Chase Bank, Citibank, N.A., Bank of America, N. A., Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Credit Suisse First Boston, The Northern Trust Company, Lehman Commercial Paper Inc., , Royal Bank of Canada, Banco Bilbao Vizcaya, The Bank of New York, Fleet National Bank, State

      Street Bank and Trust Company, JPMorgan Chase Bank, as Agent, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Co-Lead Arrangers and Joint Book Managers and Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents.

4.7 Indenture, dated as of November 15, 2002, among Bottling Group, LLC, PepsiCo, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4-5/8% Senior Notes due November 15, 2012.

4.8 Registration Rights Agreement, dated as of November 7, 2002 relating to the 4-5/8% Senior Notes due November 15, 2012.

4.9 Agreement to Tender, dated as of October 4, 2002, among PBG Grupo Embotellador Hispano-Mexicano S.L., Bottling Group, LLC and PepsiCo, Inc., which is incorporated herein by reference to Exhibit (d)(1) to Schedule to Tender Offer Statement as filed by PBG (SEC File Number 005-46036).

4.10 Agreement to Tender, dated as of October 4, 2002, among PBG Grupo Embotellador Hispano-Mexicano S.L., Bottling Group, LLC and Enrique C. Molina Sobrino, which is incorporated herein by reference to Exhibit
      (d)(2) to Schedule to Tender Offer Statement as filed by PBG (SEC File Number 005-46036).

4.11 Escrow Agreement, dated as of October 4, 2002 among PBG Grupo Embotellador Hispano-Mexicano S.L., Bottling Group, LLC and Enrique C. Molina Sobrino and The Bank of New York, which is incorporated herein by reference to Exhibit (d)(3) to Schedule to Tender Offer Statement as filed by PBG (SEC File Number 005-46036).

21    Subsidiaries of Bottling LLC.

23    Report of KPMG LLP

99.1 The Pepsi Bottling Group, Inc. consolidated financial statements and notes thereto for the year ended December 28, 2002.