Form 10-Q
period 2003-03-22
BOTTLING GROUP LLC
filed 2003-05-06
CIK 1087835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended   March 22, 2003  (12-weeks)
                                 --------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from  ____________  to  ____________

Commission file number 333-80361-01

                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-4042452
 ------------------------------                             -------------------
(State or other jurisdiction of                                   (I.R.S.
Employer incorporate or organization)                       Identification No.)

 One Pepsi Way, Somers, New York                                   10589
 -------------------------------                            -------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No  X
                                               ---   ---

                               Bottling Group, LLC
                               -------------------
                                      Index

                                                                       Page No.
                                                                       --------

Part I      Financial Information

  Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations -
               12-weeks ended March 22, 2003 and March 23, 2002               2

            Condensed Consolidated Statements of Cash Flows -
               12-weeks ended March 22, 2003 and March 23, 2002               3

            Condensed Consolidated Balance Sheets -
               March 22, 2003 and December 28, 2002                           4

            Notes to Condensed Consolidated Financial Statements           5-10

            Independent Accountants' Review Report                           11

  Item 2.   Management's Financial Review                                 12-14

  Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk                                                             15

  Item 4.   Controls and Procedures                                          15

Part II     Other Information                                             16-21

                         PART I - FINANCIAL INFORMATION
Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                                        12-Weeks Ended
                                                                                        --------------
                                                                                     March         March
                                                                                   22, 2003       23, 2002
                                                                                   --------       --------

     Net revenues...........................................................        $1,874         $1,772
     Cost of sales..........................................................           927            942
                                                                                     -----          -----

     Gross profit...........................................................           947            830
     Selling, delivery and administrative expenses..........................           828            695
                                                                                     -----          -----

     Operating income.......................................................           119            135
     Interest expense.......................................................            38             30
     Interest income........................................................             6              7
     Other non-operating expenses, net......................................             3              -
     Minority interest......................................................             -              1
                                                                                     -----          -----

     Income before income taxes.............................................            84            111
     Income tax expense.....................................................             8              4
                                                                                     -----          -----

     Income before cumulative effect of change in accounting principle......            76            107
     Cumulative effect of change in accounting principle, net of tax........             6              -
                                                                                     -----           ----

     Net income.............................................................        $   70         $  107
                                                                                     =====          =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited
                                                                                       12-Weeks Ended
                                                                                       --------------
                                                                                     March         March
                                                                                   22, 2003       23, 2002
                                                                                   --------       --------
Cash Flows - Operations
 Net income..................................................................        $   70        $  107
 Adjustments to reconcile net income to net cash provided by operations:
   Depreciation..............................................................           117            91
   Amortization..............................................................             2             2
   Deferred income taxes.....................................................             3             2
   Cumulative effect of change in accounting principle.......................             6             -
   Other non-cash charges and credits, net...................................            38            50
   Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable, net................................................            52           (21)
     Inventories, net........................................................           (24)           (9)
     Prepaid expenses and other current assets...............................           (49)           29
     Accounts payable and other current liabilities..........................          (135)          (67)
     Income taxes payable....................................................            27             -
                                                                                      -----         -----
   Net change in operating working capital ..................................          (129)          (68)
                                                                                      -----         -----
     Other, net..............................................................            (3)           (8)
                                                                                      -----         -----

Net Cash Provided by Operations..............................................           104           176
                                                                                      -----         -----

Cash Flows - Investments
   Capital expenditures......................................................          (112)         (110)
   Acquisitions of bottlers..................................................           (82)          (10)
   Sale of property, plant and equipment.....................................             1             1
   Notes receivable from PBG.................................................           (52)         (100)
                                                                                      -----         -----

Net Cash Used for Investments................................................          (245)         (219)
                                                                                      -----         -----

Cash Flows - Financing
   Short-term borrowings - three months or less.............................             33           (20)
                                                                                      -----         -----

Net Cash Provided by (Used for) Financing...................................             33           (20)
                                                                                      -----         -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents................             (1)            -
                                                                                      -----         -----
Net Decrease in Cash and Cash Equivalents...................................           (109)          (63)
Cash and Cash Equivalents - Beginning of Period.............................            202           262
                                                                                      -----         -----
Cash and Cash Equivalents - End of Period...................................          $  93        $  199
                                                                                      =====         =====

Supplemental Cash Flow Information
Non-cash owner contribution.................................................          $   -        $   24
                                                                                      =====         =====
Net third-party interest paid...............................................          $  41        $   60
                                                                                      =====         =====
Net taxes paid..................................................................      $  10        $   10
                                                                                      =====         =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                 (Unaudited)
                                                                                    March         December
                                                                                   22, 2003       28, 2002
                                                                                   --------       --------
Assets
Current Assets
  Cash and cash equivalents................................................        $    93        $   202
  Accounts receivable, less allowance of $72 at
        March 22, 2003 and $67 at December 28, 2002........................            880            922
  Inventories..............................................................            397            378
  Prepaid expenses and other current assets................................            166            161
                                                                                    ------         ------
          Total Current Assets.............................................          1,536          1,663

Property, plant and equipment, net.........................................          3,300          3,308
Intangible assets, net.....................................................          4,727          4,687
Notes receivable from PBG..................................................          1,006            954
Investment in debt defeasance trust........................................            171            170
Other assets...............................................................            120            125
                                                                                    ------         ------
           Total Assets....................................................        $10,860        $10,907
                                                                                    ======         ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................        $   986        $ 1,138
  Short-term borrowings....................................................             82             51
  Current maturities of long-term debt.....................................          1,014             16
                                                                                    ------         ------
          Total Current Liabilities........................................          2,082          1,205

Long-term debt.............................................................          2,532          3,535
Other liabilities..........................................................            640            621
Deferred income taxes......................................................            361            360
                                                                                    ------         ------
          Total Liabilities................................................          5,615          5,721

Owners' Equity
   Owners' net investment...................................................         5,859          5,782
   Deferred compensation....................................................            (5)             -
   Accumulated other comprehensive loss.....................................          (609)          (596)
                                                                                    ------         ------
          Total Owners' Equity..............................................         5,245          5,186
                                                                                    ------         ------
           Total Liabilities and Owners' Equity.............................       $10,860        $10,907
                                                                                    ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------
Note 1 - Basis of Presentation

     Bottling Group, LLC (collectively referred to as "Bottling LLC," "the Company," "we," "our" and "us") is the principles operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, consists of bottling operations located in the United States, Mexico, Canada, Spain, Greece, Russia, and Turkey.

     In conjunction with PBG's initial public offering in 1999, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% at March 22, 2003.

     The accompanying Condensed Consolidated Balance Sheet at March 22, 2003 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12-weeks ended March 22, 2003 and March 23, 2002 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2002 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

     Beginning in 2003, Russia is no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency in 2003.

     Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our remaining countries report using a calendar year basis. For the first quarter, our U.S. and Canadian operating results consisted of a twelve-week period, while our operating results for our remaining countries consisted of the months of January and February.

     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2002 amounts to conform to the 2003 presentation.

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

Note 3 - Inventories
                                                            March      December
                                                           22, 2003    28, 2002
                                                           --------    --------
Raw materials and supplies................................   $153        $162
Finished goods............................................    244         216
                                                              ---         ---
                                                             $397        $378
                                                              ===         ===

Note 4 - Property, plant and equipment, net

                                                                                    March         December
                                                                                   22, 2003       28, 2002
                                                                                   --------       --------
Land...................................................................            $   228         $  228
Buildings and improvements.............................................              1,128          1,126
Manufacturing and distribution equipment...............................              2,817          2,768
Marketing equipment....................................................              2,036          2,008
Other..................................................................                154            154
                                                                                    ------         ------
                                                                                     6,363          6,284
Accumulated depreciation...............................................             (3,063)        (2,976)
                                                                                    ------         ------
                                                                                   $ 3,300        $ 3,308
                                                                                    ======         ======

Note 5 - Intangible assets, net
                                                                                    March         December
                                                                                   22, 2003       28, 2002
                                                                                   --------       --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................            $    22        $    20
   Other identifiable intangibles......................................                 25             24
                                                                                    ------         ------
                                                                                        47             44
                                                                                    ------         ------
   Accumulated amortization:
   Franchise rights....................................................                 (6)            (6)
   Other identifiable intangibles......................................                (11)            (9)
                                                                                    ------         ------
                                                                                       (17)           (15)
                                                                                    ------         ------
   Intangibles subject to amortization, net............................                 30             29
                                                                                    ------         ------

Intangibles not subject to amortization:
   Carrying amount:
   Franchise rights....................................................              3,441          3,424
   Goodwill............................................................              1,214          1,192
   Other identifiable intangibles......................................                 42             42
                                                                                    ------         ------
   Intangibles not subject to amortization.............................              4,697          4,658
                                                                                    ------         ------
Total intangible assets, net...........................................            $ 4,727        $ 4,687
                                                                                    ======         ======

     Total intangible assets increased by $40 million due to purchase price allocations relating to our recent acquisitions of $68 million, offset by a negative impact from currency translation adjustments of $26 million and amortization of intangible assets of $2 million.

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $2 million for the twelve-weeks ended March 22, 2003 and March 23, 2002. The weighted-average amortization period for each category of intangible assets and their estimated aggregate amortization expense expected to be recognized over the next five years are as follows:


                                     Weighted-Average         Estimated Aggregate Amortization Expense to be Incurred
                                     ----------------         -------------------------------------------------------
                                       Amortization
                                       ------------
                                         Period
                                         ------
                                                           Balance of                Fiscal Year Ending
                                                           ----------                ------------------
                                                             2003          2004       2005         2006         2007
                                                             ----          ----       ----         ----         ----
Franchise rights......................   5 years              $3            $4         $4           $2           $1
Other identifiable intangibles........   7 years              $3            $4         $3           $2           $1

Note 6 - Acquisitions

     During 2003 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from two PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $77 million in cash and liabilities of $7 million:

o   Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February in 2003.
o   Cassidy's Beverage Limited of New Brunswick, Canada in February in 2003.

     As a result of these acquisitions, we have assigned $68 million of the purchase price to intangible assets, of which $14 million was assigned to goodwill and $54 million to franchise rights. The goodwill and franchise rights are not subject to amortization. As part of our purchase of the Pepsi-Cola Buffalo Bottling Corp., we may be required to pay to the prior owners up to $5 million over the next three years in accordance with the purchase agreement. The final allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the fair value of assets acquired and liabilities assumed as of the dates of acquisition.

     These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     In addition, the allocation of the purchase price for certain prior year acquisitions, including our acquisition of Pepsi-Gemex, S.A. de. C.V of Mexico, is still preliminary, pending final valuations on certain assets. The final allocations of the purchase price will be determined based on the fair value of assets acquired and liabilities assumed as of the dates of acquisition.

     In the first quarter of 2003, we paid approximately $3 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States, which are being amortized over their estimated useful life of five years. In addition, we paid $2 million in the current year for the final working capital settlements relating to acquisitions made in the prior year.

Note 7 - Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.

                                                              12-Weeks Ended
                                                              --------------
     Net Revenues                                          March         March
     ------------                                         22, 2003      23, 2002
                                                          --------      --------
     U.S.............................................     $ 1,496       $ 1,580
     Mexico..........................................         157             -
     Other countries.................................         221           192
                                                            -----         -----
                                                          $ 1,874       $ 1,772
                                                            =====         =====

     Long-Lived Assets                                      March       December
     -----------------                                    22, 2003      28, 2002
                                                          --------      --------
     U.S.............................................     $ 6,637       $ 6,531
     Mexico..........................................       1,509         1,586
     Other countries.................................       1,178         1,127
                                                            -----         -----
                                                          $ 9,324       $ 9,244
                                                            =====         =====


Note 8 - Stock-Based Compensation

     During 2002,  the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation--Transition and

Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of PBG common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by SFAS No. 148, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. If we had measured compensation cost for the stock awards granted to our employees under the fair value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                                    12-Weeks Ended
                                                                                    --------------
                                                                                   March       March
                                                                                 22, 2003     23, 2002
                                                                                 --------     --------
Net income:
   As reported..............................................................        $ 70       $ 107
   Add:  Total stock-based employee compensation expense
         included in reported net income....................................           2           -

   Less: Total stock-based employee compensation expense determined
         under fair value based method for all awards.......................         (18)        (23)
                                                                                     ---         ---
   Pro forma................................................................        $ 54       $  84
                                                                                     ===         ===

     Pro forma compensation cost measured for stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     In the first quarter of 2003, we issued restricted PBG stock awards to certain key senior management, which vest over periods ranging from three to five years from the date of grant. These restricted stock awards are earned only if the Company achieves certain performance targets over a three-year period. These restricted share awards are considered variable awards pursuant to APB Opinion 25, which requires the related compensation expense to be re-measured each period until the performance targets are met and the amount of the awards becomes fixed. When the restricted stock award was granted, deferred compensation of approximately $6 million was recorded as a reduction to owners' equity, and will be amortized on a straight-line basis over the vesting periods.

Note 9 - New Accounting Standards

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," addressing the recognition and income statement classification of various cash considerations given by a vendor to a customer. The consensus requires that certain cash considerations received by a customer from a vendor are presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. In the prior year we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. We have recorded a transition adjustment of $6 million, net of taxes, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances. This accounting change did not have a material effect on our income before cumulative effect of change in accounting principle in the first twelve weeks of 2003 and is not expected to have a material effect on such amounts for the balance of fiscal

2003. Assuming that EITF Issue No. 02-16 had been in place for all periods presented, the following pro forma adjustments would have been made to our reported results for the twelve weeks ended March 23, 2002:


                                                                         As       EITF 02-16    Pro Forma
                                                                         --       ----------    ---------
                                                                      Reported    Adjustment     Results
                                                                      --------    ----------     -------
  Net revenues................................................         $1,772      $ (59)        $1,713
  Cost of sales...............................................            942        (95)           847
  Selling, delivery and administrative expenses...............            695         37            732
                                                                        -----       ----          -----
  Operating income............................................         $  135      $  (1)        $  134
                                                                        =====       ====          =====

     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income for the twelve weeks ended March 22, 2003 and March 23, 2002, would have been as follows:


                                                                         12-Weeks Ended
                                                                         --------------
                                                                      March          March
                                                                    22, 2003       23, 2002
                                                                    --------       --------
     Net income:
       As reported...............................................      $   70      $ 107
       Pro forma.................................................          76        106


     During 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with the Exit or Disposal Activities.' SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our Condensed Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. We do not anticipate that the adoption of FIN 45 will have a material impact on our Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. We do not anticipate that the adoption of FIN 46 will have a material impact on our Condensed Consolidated Financial Statements.

Note 10 - Comprehensive Income

                                                              12-Weeks Ended
                                                              --------------
                                                            March         March
                                                           22, 2003     23, 2002
                                                           --------     --------
Net income.................................................  $ 70        $ 107
Currency translation adjustment............................   (26)           -
Cash flow hedge adjustment.................................    13           12
                                                              ---          ---
Comprehensive income.......................................  $ 57        $ 119
                                                              ===          ===

Note 11 - Contingencies

     We are subject to various claims and contingencies related to lawsuits, taxes and environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

     In the first  quarter  of 2003,  we  settled a lawsuit  with the New Jersey
State Department of Labor and with current and former employees concerning overtime wage issues. The amount of this settlement was approximately $28 million, which was fully provided for in our litigation reserves in our Consolidated Balance Sheets at December 28, 2002.

Note 12 - Guarantees

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities, which is guaranteed by us. One of the credit facilities expires in May 2003 and the other credit facility expires in April 2004. At March 22, 2003, PBG had $87 million of commercial paper issued and outstanding.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC as of March 22, 2003, and the related condensed consolidated statements of operations and cash flows for the twelve weeks ended March 22, 2003 and March 23, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Bottling Group, LLC as of December 28, 2002, and the related consolidated statements of operations, changes in owners' equity, and cash flows for the fifty-two week period then ended not presented herein; and in our report dated January 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP

New York, New York
April 22, 2003

Item 2.
Management's Financial Review


OVERVIEW
--------
     Bottling Group, LLC (collectively referred to as "Bottling LLC", "we", "our" and "us") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. In first quarter of 2003, approximately 80% of our net revenues were generated in the United States, 8% of our net revenues were generated in Mexico and the remaining 12% generated outside the United States and Mexico.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
----------------------------------------------------
     Gemex Acquisition
     -----------------
     In November 2002, we acquired all of the outstanding capital stock of Pepsi-Gemex, S.A. de. C.V. of Mexico ("Gemex"). Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $305 million. The Gemex acquisition was made to allow us to increase our markets outside the United States. Gemex was the largest Pepsi-Cola bottler in Mexico and the largest bottler outside the United States of Pepsi-Cola soft drink products based on sales volume. Gemex produced, sold and distributed a variety of soft drink products under the Pepsi-Cola, Pepsi Light, Pepsi Max, Pepsi Limon, Mirinda, 7 UP, Diet 7 UP, KAS, Mountain Dew, Power Punch and Manzanita Sol trademarks, under exclusive franchise and bottling arrangements with PepsiCo and certain affiliates of PepsiCo. Gemex also had rights to produce, sell and distribute in Mexico soft drink products of other companies and it produced, sold and distributed purified and mineral water in Mexico under the trademarks Electropura and Garci Crespo, respectively. As a result of the acquisition of Gemex, we own the Electropura and Garci Crespo brands.

     New Accounting Standards
     ------------------------
     See Note 9 - New Accounting Standards, in our Notes to Condensed Consolidated Financial Statements, for a detailed discussion of new accounting standards that were adopted in 2003.

RESULTS OF OPERATIONS
---------------------
Volume

     Our worldwide reported physical case volume increased 16% in the first quarter of 2003, reflecting a 20% increase in volume resulting from our acquisitions and a 4% decrease in volume from our base business (base business reflects territories that have operating results in the current and prior year). In the U.S., volume decreased by 4%, reflecting a 5% decrease in base business volumes offset by a 1% increase resulting from acquisitions. Volume decreases in the U.S. reflect declines in both our take home and cold drink businesses. U.S. declines in trademark Pepsi were partially offset by strong growth from Aquafina and Sierra Mist. Outside the U.S., our volumes increased 125% reflecting a 124% increase from new volume due to acquisitions in Mexico, Turkey and Canada. Base business volume outside the U.S. increased 1% due to double-digit growth in Russia, which was partially offset by volume declines in Spain and volume in Canada that was essentially flat.

Net Revenues

     Reported net revenues were $1.9 billion for the first quarter in 2003, a 6% increase over the prior year, which includes an 11% increase from acquisitions. In our base business, we had a 2% increase in net revenue per case and a 1% favorable impact from currency translations, partially offset by a 4% decrease in volume and a more than 3% negative impact from the adoption of EITF Issue No. 02-16. Worldwide net revenue per case declined by 9%, reflecting negative country mix, primarily from our acquisition territories in Mexico and Turkey, and the impact of adopting EITF Issue No. 02-16.

     In the U.S., reported net revenues decreased 5%, which includes a 1% increase from acquisitions. In our base business, there was a 5% decrease in volume and a 3% negative impact from the adoption of EITF Issue No. 02-16, which was partially offset by rate increases of approximately 2%.

     Reported net revenues outside the U.S. grew approximately 97%, which includes a 93% increase from acquisitions. In our base business, there was a 9% favorable impact of currency translations, partially offset by a 5% decrease from the adoption of EITF Issue No. 02-16. Approximately 82% of the increase in net revenues outside the U.S. was attributable to our acquisition in Mexico.

     Worldwide net revenue per case is expected to be down in the low double-digits in the second quarter and down in the high single digits for the full year. The decline in our worldwide net revenue per case will be driven by our acquisition in Mexico in November of the prior year and the adoption of EITF Issue No. 02-16.

Cost of Sales

     Cost of sales was $927 million in the first quarter of 2003, a 2% decrease over the prior year, which includes a 10% increase from acquisitions. In our base business, there was a 10% decrease resulting from the adoption of EITF Issue No. 02-16 and a 4% decrease in volume, partially offset by a 1% negative impact from currency translations and a 1% increase in cost of sales per case.

     In the U.S., cost of sales decreased by 11%, which includes a 1% increase from acquisitions. In our base business there was a 9% decrease from the adoption of EITF Issue No. 02-16 and 5% decrease in volume, which was partially offset by more than 1% increase in cost of sales per case. The increase in cost of sales per case was driven by higher concentrate costs in the United States.

     Cost of sales outside the U.S. grew by 65%, which includes a 76% increase from acquisitions. In our base business, there was a 7% increase resulting from the negative impact from currency translations and a 2% increase in our cost of sales per case, partially offset by a 20% decrease resulting from the adoption of EITF Issue No. 02-16. Approximately 62% of the increase in cost of sales outside the U.S. was attributable to our acquisition in Mexico in the prior year.

Selling, Delivery and Administrative Expenses

     Selling, delivery and administrative expenses grew $133 million, or 19% in the first quarter of 2003, which includes a 14% increase resulting from acquisitions. In our base business there was a 5% increase from the adoption of EITF Issue No. 02-16 and a 1% negative impact from currency translations, which was partially offset by a 1% decline in selling, delivery and administrative expenses resulting from additional accounts receivable reserves taken in the prior year and current year productivity gains.

Operating Income

     Operating income was $119 million in the first quarter of 2003, representing a 12% decrease over first quarter of 2002. This decline reflects the negative impact from lower volume, partially offset by higher pricing and lower selling, delivery and administrative expenses. Our acquisitions did not have a material impact on operating income in the first quarter of 2003.

     We expect reported operating income during the second quarter to grow in the mid-single digits with growth coming predominately from Mexico. For the full year, reported operating income is expected to increase in the mid-teens with Mexico contributing two-thirds of that growth.

Interest Expense

     Interest expense increased by $8 million largely due to the additional interest associated with the $1 billion 4 5/8% senior notes used to finance our acquisition of Gemex in November 2002, partially offset by the favorable impact of the interest rate swaps on $1.3 billion of our fixed rate long-term debt.

Income Tax Expense

     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. The increase in the income tax expense during the first quarter of 2003 is primarily due to our international acquisitions and higher taxes in the United States.

Liquidity and Capital Resources
-------------------------------
Cash Flows

     Net cash provided by operations decreased by $72 million to $104 million reflecting a decline in operating income coupled with the increased use of cash from working capital, principally from the timing of payments, offset by an increase in depreciation expense.

     Net cash used for investments increased by $26 million to $245 million reflecting higher acquisition spending, off set by declines in loans to PBG.

     Net cash provided by financing increased by $53 million driven by increased short-term borrowings.

Current Maturities of Long-Term Debt

     We intend to refinance all or a portion of our $1 billion of 5 3/8% senior notes upon their maturity in February 2004. We are currently in compliance with all debt covenants in our indenture agreements.

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of bottler incentive payments from PepsiCo, material changes in our expected interest and currency exchange rates, an inability to achieve cost savings, an inability to achieve volume growth through product and packaging initiatives, competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages, weather conditions in Bottling LLC's markets, political conditions in Bottling LLC's markets outside the United States and Canada, possible recalls of Bottling LLC's products, an inability to meet projections for performance in newly acquired territories, unfavorable market performance on our pension plan assets, unfavorable outcomes from our U.S. Internal Revenue Service audits, and changes in our debt ratings.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies, and monetary fluctuations which may adversely impact our business. In addition, our results of operations and the value of the foreign assets are affected by fluctuations in foreign currency exchange rates.

     Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Beginning in 2003, Russia is no longer considered highly inflationary, and changed its functional currency from the U.S. dollar to the Russian ruble. The impact to our consolidated financial statements as a result of Russia's change in functional currency in 2003 was not material.

     We acquired Gemex in November 2002. Approximately 8% of our net revenues were derived from Mexico in the first quarter of 2003. During the first quarter of 2003, the Mexican peso declined by approximately 6%. Future movements in the Mexican peso could have a material impact on our financial results.

Item 4.

Controls and Procedures
-----------------------
     Within 90 days prior to the date of this report, Bottling LLC carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Managing Director and the Principal Financial Officer of Bottling LLC, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Principal Executive Officer and Managing Director and the Principal Financial Officer concluded, subject to the limitations set forth below, that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bottling LLC and its consolidated subsidiaries required to be included in Bottling LLC's periodic filings with the SEC. In addition, subject to the limitations set forth below, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Limitations on the Effectiveness of Controls

     Our management, including the Principal Executive Officer and Managing Director and the Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
                  -------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit 99.1 Certification by the Principal Executive Officer and Managing Director of Periodic Financial Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Exhibit 99.2 Certification by the Principal Financial Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

Exhibit 99.3 PBG condensed consolidated financial statements and notes thereto for the first quarter ended March 22, 2003





ITEM 6 (b). REPORTS ON FORM 8-K
-------------------------------

     None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.









                                                    BOTTLING GROUP, LLC
                                                    -------------------
                                                       (Registrant)






Date:      May 5, 2003                            /s/ Andrea L. Forster
           -----------                            ---------------------
                                                  Andrea L. Forster
                                                  Principal Accounting Officer






Date:      May 5, 2003                            /s/ Alfred H. Drewes
           -----------                            --------------------
                                                  Alfred H. Drewes
                                                  Principal Financial Officer

                             Form 10-Q Certification

I, John T. Cahill, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bottling Group, LLC;

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




Date:      May 5, 2003                         /s/ John T. Cahill
           -----------                         ------------------
                                               John T. Cahill
                                               Principal Executive Officer and
                                               Managing Director

                             Form 10-Q Certification

I, Alfred H. Drewes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bottling Group, LLC;

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





Date:      May 5, 2003                         /s/ Alfred H. Drewes
           -----------                         --------------------
                                               Alfred H. Drewes
                                               Principal Financial Officer