Form 10-Q
period 2003-09-06
BOTTLING GROUP LLC
filed 2003-10-17
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

 For the quarterly period ended   September 6, 2003
                                 -----------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  __________  to  __________

Commission file number  333-80361-01
                        ------------


                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-4042452
-------------------------------                            -------------
(State or other jurisdiction of                               (I.R.S.
incorporation or organization)                          Identification No.)

   One Pepsi Way, Somers, New York                             10589
----------------------------------------                   -------------
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


                                                                                                           Page No.
                                                                                                           --------
Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                          12 and 36-weeks ended September 6, 2003 and September 7, 2002                     2

                      Condensed Consolidated Statements of Cash Flows -
                          36-weeks ended September 6, 2003 and September 7, 2002                            3

                      Condensed Consolidated Balance Sheets -
                          September 6, 2003 and December 28, 2002                                           4

                      Notes to Condensed Consolidated Financial Statements                                  5-11

                      Independent Accountants' Review Report                                                12

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                             13-19

        Item 3.       Quantitative and Qualitative Disclosures About Market Risk                            20

        Item 4.       Controls and Procedures                                                               20

Part II               Other Information

        Item 5.       Other Information                                                                     21

        Item 6.       Exhibits                                                                              22

                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                          12-weeks Ended                36-weeks Ended
                                                                         ----------------              ----------------
                                                                     September      September      September       September
                                                                      6, 2003        7, 2002        6, 2003         7, 2002
                                                                      -------        -------        -------         -------
     Net revenues....................................................  $2,810         $2,455         $7,216          $6,436
     Cost of sales...................................................   1,438          1,337          3,655           3,464
                                                                       ------         ------         ------          ------

     Gross profit....................................................   1,372          1,118          3,561           2,972
     Selling, delivery and administrative expenses...................   1,012            780          2,806           2,227
                                                                       ------         ------         ------          ------

     Operating income................................................     360            338            755             745
     Interest expense................................................      43             31            121              92
     Interest income.................................................       9              7             21              20
     Other non-operating expenses, net...............................       2              3              5               3
     Minority interest...............................................       -              5              -               8
                                                                       ------         ------         ------          ------

     Income before income taxes......................................     324            306            650             662
     Income tax expense..............................................      17             19             38              28
                                                                       ------         ------         ------          ------

     Income before cumulative effect of change in
     accounting principle............................................     307            287            612             634
     Cumulative effect of change in accounting principle,
     net of tax......................................................       -              -              6               -
                                                                       ------         ------         ------          ------

     Net income......................................................  $  307         $  287         $  606          $  634
                                                                       ======         ======         ======          ======



     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                                36-weeks Ended
                                                                                                --------------
                                                                                           September      September
                                                                                            6, 2003        7, 2002
                                                                                            -------        -------
    Cash Flows - Operations
      Net income...............................................................              $  606         $  634
      Adjustments to reconcile net income to net cash provided by operations:
        Depreciation...........................................................                 380            291
        Amortization...........................................................                   6              5
        Deferred income taxes..................................................                  19             16
        Cumulative effect of change in accounting principle....................                   6              -
        Other non-cash charges and credits, net................................                 120             68
        Changes in operating working capital excluding effects
           of acquisitions:
          Accounts receivable, net.............................................                (324)          (281)
          Inventories, net.....................................................                 (52)           (35)
          Prepaid expenses and other current assets............................                 (34)           (19)
          Accounts payable and other current liabilities.......................                  98            115
                                                                                             ------         ------
        Net change in operating working capital ...............................                (312)          (220)
                                                                                             ------         ------
        Pension contributions..................................................                 (15)             -
        Other, net.............................................................                 (34)           (46)
                                                                                             ------         ------

    Net Cash Provided by Operations.............................................                776            748
                                                                                             ------         ------

    Cash Flows - Investments
      Capital expenditures.....................................................                (428)          (437)
      Acquisitions of bottlers.................................................                 (97)           (19)
      Sale of property, plant and equipment....................................                   5              4
      Notes receivable from PBG................................................                (501)          (256)
                                                                                             ------         ------

    Net Cash Used for Investments..............................................              (1,021)          (708)
                                                                                             ------         ------

    Cash Flows - Financing
      Short-term borrowings - three months or less.............................                  30            (76)
      Proceeds from issuance of long-term debt.................................                 247             38
      Payments of long-term debt...............................................                 (12)            (3)
                                                                                             ------         ------

    Net Cash Provided by (Used for) Financing..................................                 265            (41)
                                                                                             ------         ------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents................                  1              1
                                                                                             ------         ------
    Net Increase in Cash and Cash Equivalents...................................                 21              -
    Cash and Cash Equivalents - Beginning of Period.............................                202            262
                                                                                             ------         ------
    Cash and Cash Equivalents - End of Period...................................             $  223         $  262
                                                                                             ======         ======

    Supplemental Cash Flow Information
    Non-cash owner contribution.................................................             $    -         $   24
                                                                                             ======         ======
    Net third-party interest paid...............................................             $  116         $   78
                                                                                             ======         ======
    Taxes paid.................................................................              $   31         $   52
                                                                                             ======         ======


     See accompanying notes to Condensed Consolidated Financial Statements.
                                       -3-

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                       (Unaudited)
                                                                                         September       December
                                                                                          6, 2003        28, 2002
                                                                                          -------        -------
       Assets
       Current Assets
         Cash and cash equivalents................................................        $   223         $   202
         Accounts receivable, less allowance of $71 at
               September 6, 2003 and $67 at December 28, 2002.....................          1,264             922
         Inventories..............................................................            428             378
         Prepaid expenses and other current assets................................            163             149
         Investment in debt defeasance trust......................................            175              12
                                                                                          -------         -------
                 Total Current Assets.............................................          2,253           1,663

       Property, plant and equipment, net.........................................          3,371           3,308
       Other intangible assets, net...............................................          3,593           3,495
       Goodwill...................................................................          1,227           1,192
       Notes receivable from PBG..................................................          1,455             954
       Investment in debt defeasance trust........................................              -             170
       Other assets...............................................................            139             131
                                                                                          -------         -------
                  Total Assets....................................................        $12,038         $10,913
                                                                                          =======         =======

       Liabilities and Owners' Equity
       Current Liabilities
         Accounts payable and other current liabilities...........................        $ 1,276         $ 1,138
         Short-term borrowings....................................................             83              51
         Current maturities of long-term debt.....................................            691              16
                                                                                          -------         -------
                 Total Current Liabilities........................................          2,050           1,205

       Long-term debt.............................................................          3,106           3,541
       Other liabilities..........................................................            653             621
       Deferred income taxes......................................................            385             360
                                                                                          -------         -------
                 Total Liabilities................................................          6,194           5,727

       Owners' Equity
          Owners' net investment..................................................          6,396           5,782
          Deferred compensation...................................................             (5)              -
          Accumulated other comprehensive loss....................................           (547)           (596)
                                                                                          -------         -------
                 Total Owners' Equity.............................................          5,844           5,186
                                                                                          -------         -------
                  Total Liabilities and Owners' Equity............................        $12,038         $10,913
                                                                                          =======         =======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

     Bottling Group, LLC (collectively referred to as "Bottling LLC," the "Company," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, consists of bottling operations located in the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

     In conjunction with PBG's initial public offering in 1999 and other subsequent transactions, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% at September 6, 2003.

     The accompanying Condensed Consolidated Balance Sheet at September 6, 2003, the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 6, 2003 and September 7, 2002 and the Condensed Consolidated Statements of Cash Flows for the 36-weeks ended September 6, 2003 and September 7, 2002 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2002 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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



Note 3 - Inventories
                                                                               September      December
                                                                                6, 2003       28, 2002
                                                                                -------       --------
Raw materials and supplies.............................................         $   169       $   162
Finished goods.........................................................             259           216
                                                                                -------       -------
                                                                                $   428       $   378
                                                                                =======       =======

Note 4 - Property, plant and equipment, net
                                                                               September      December
                                                                                6, 2003       28, 2002
                                                                                -------       --------
Land...................................................................         $   236       $   228
Buildings and improvements.............................................           1,148         1,126
Manufacturing and distribution equipment...............................           2,919         2,768
Marketing equipment....................................................           2,104         2,008
Other..................................................................             175           154
                                                                                -------       -------
                                                                                  6,582         6,284
Accumulated depreciation...............................................          (3,211)       (2,976)
                                                                                -------       -------
                                                                                $ 3,371       $ 3,308
                                                                                =======       =======

Note 5 - Other intangible assets, net and Goodwill
                                                                               September      December
                                                                                6, 2003       28, 2002
                                                                                -------       --------
Intangibles subject to amortization:
   Gross carrying amount:
     Franchise rights..................................................         $    23       $    20
     Other identifiable intangibles....................................              25            24
                                                                                -------       -------
                                                                                     48            44
                                                                                -------       -------

   Accumulated amortization:
     Franchise rights..................................................              (8)           (6)
     Other identifiable intangibles....................................             (13)           (9)
                                                                                -------       -------
                                                                                    (21)          (15)
                                                                                -------       -------
Intangibles subject to amortization, net...............................              27            29
                                                                                -------       -------

Intangibles not subject to amortization:
   Carrying amount:
     Franchise rights..................................................           3,524         3,424
     Other identifiable intangibles....................................              42            42
                                                                                -------       -------
Intangibles not subject to amortization................................           3,566         3,466
                                                                                -------       -------
Total other intangible assets, net.....................................         $ 3,593       $ 3,495
                                                                                =======       =======

Goodwill...............................................................         $ 1,227       $ 1,192
                                                                                =======       =======

     Total other intangible assets, net and goodwill increased by approximately $133 million due to purchase price allocations relating to our recent acquisitions of $120 million, coupled with the impact from foreign currency translation of $19 million, offset by amortization of intangible assets of $6 million.

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $6 million and $5 million for the 36-weeks ended September 6, 2003 and September 7, 2002, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:
                                     - 6 -


                                      Weighted-Average   Estimated Aggregate Amortization Expense to be Incurred
                                      ----------------   -------------------------------------------------------
                                       Amortization
                                       ------------
                                         Period
                                         ------
                                                         Balance of                  Fiscal Year Ending
                                                         ----------       -----------------------------------------
                                                            2003          2004       2005         2006         2007
                                                            ----          ----       ----         ----         ----
Franchise rights......................     5 years           $1            $5         $4           $2           $1
Other identifiable intangibles........     7 years           $1            $4         $3           $2           $1

Note 6 - Acquisitions

     During 2003 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from three PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and liabilities of $12 million:

  o  Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February 2003
  o  Cassidy's Beverage Limited of New Brunswick, Canada in February 2003
  o  Olean Bottling Works, Inc. of Olean, New York in August 2003

     These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     As a result of these acquisitions, we have assigned $80 million of the purchase price to intangible assets, of which $15 million was assigned to goodwill and $65 million to franchise rights. The goodwill and franchise rights are not subject to amortization. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the dates of acquisitions.

     In addition,  we made  purchase  price  allocations  of  approximately  $40 million during the first 36-weeks of 2003, primarily relating to our 2002 acquisition of Pepsi-Gemex, S.A. de C.V. of Mexico ("Gemex"). The allocation of the purchase price of Gemex is still preliminary, pending final valuation of certain assets. We will be finalizing the purchase price allocation for Gemex in the fourth quarter of 2003.

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


Net Revenues                                                        12-weeks Ended                 36-weeks Ended
------------                                                        --------------                 --------------
                                                               September       September      September     September
                                                                6, 2003         7, 2002        6, 2003       7, 2002
                                                                -------         -------        -------       -------
U.S.........................................................    $ 1,929         $ 1,961        $ 5,222       $ 5,406
Mexico......................................................        298               -            763             -
Other countries.............................................        583             494          1,231         1,030
                                                                -------         -------        -------       -------
                                                                $ 2,810         $ 2,455        $ 7,216       $ 6,436
                                                                =======         =======        =======       =======



Long-Lived Assets                                              September        December
-----------------                                               6, 2003         28, 2002
                                                                -------         --------
U.S.........................................................    $ 7,137         $ 6,537
Mexico......................................................      1,368           1,586
Other countries.............................................      1,280           1,127
                                                                -------         -------
                                                                $ 9,785         $ 9,250
                                                                =======         =======


Note 8 - Stock-Based Compensation

     During 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," which provides alternative methods of accounting for stock-based compensation. We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of PBG common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options based upon the fair value of the PBG stock on the date of grant. As allowed by SFAS No. 148, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                        12-weeks Ended               36-weeks Ended
                                                                        --------------               ---------------
                                                                   September      September     September      September
                                                                    6, 2003        7, 2002       6, 2003        7, 2002
                                                                    -------        -------       -------        -------
Net income:
As reported.....................................................      $ 307          $ 287         $ 606          $ 634
Add:  Total stock-based employee compensation expense
      included in reported net income...........................          -              -             4              -
Less: Total stock-based employee compensation expense
      under fair value-based method for all awards..............        (21)           (16)          (57)           (54)
                                                                      -----          -----         -----          -----
Pro forma.......................................................      $ 286          $ 271         $ 553          $ 580
                                                                      =====          =====         =====          =====

     Pro forma compensation cost measured for stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     In the first quarter of 2003, we issued restricted PBG stock awards to certain key members of senior management, which vest over periods ranging from three to five years from the date of grant. These restricted stock awards are earned only if the Company achieves certain performance targets over a three-year period. These restricted share awards are considered variable awards pursuant to APB Opinion No. 25, which requires the related compensation expense to be re-measured each period until the performance targets are met and the amount of the awards becomes fixed. When the restricted PBG stock award was granted, deferred compensation of approximately $6 million was recorded as a reduction to owners' equity, and such amount will be adjusted quarterly and amortized on a straight-line basis over the vesting periods. As of September 6, 2003, the deferred compensation balance remaining to be amortized is approximately $5 million.

Note 9 - New Accounting Standards

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. The consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. In the prior year we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. We have recorded a transition adjustment of $6 million, net of taxes, for the cumulative effect on prior years, in the first quarter of 2003. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances. This accounting change did not have a material effect on our income before cumulative effect of change in accounting principle in the third quarter and first 36-weeks of 2003 and is not expected to have a material effect on such amounts for the balance of fiscal 2003. Assuming that EITF Issue No. 02-16 had been in place for all periods presented, the following pro forma adjustments would have been made to our reported results for the 12 and 36-weeks ended September 7, 2002:


                                                                        12-weeks Ended September 7, 2002
                                                                        ---------------------------------
                                                                       As        EITF 02-16      Pro Forma
                                                                    Reported     Adjustment       Results
                                                                    --------     ----------      ---------
Net revenues................................................         $2,455        $ (72)         $2,383
Cost of sales...............................................          1,337         (125)          1,212
Selling, delivery and administrative expenses...............            780           53             833
                                                                     ------        -----          ------
Operating income............................................         $  338        $   -          $  338
                                                                     ======        =====          ======


                                                                        36-weeks Ended September 7, 2002
                                                                        --------------------------------
                                                                       As        EITF 02-16      Pro Forma
                                                                    Reported     Adjustment       Results
                                                                    --------     ----------      ---------
Net revenues..................................................       $6,436        $(202)         $6,234
Cost of sales.................................................        3,464         (339)          3,125
Selling, delivery and administrative expenses.................        2,227          139           2,366
                                                                      -----        -----          ------
Operating income..............................................       $  745        $  (2)         $  743
                                                                     ======        =====          ======

     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income for the 12 and 36-weeks ended September 6, 2003 and September 7, 2002, would have been as follows:


                                                                      12-weeks Ended            36-weeks Ended
                                                                     ---------------            --------------
                                                                September     September     September     September
                                                                 6, 2003       7, 2002       6, 2003       7, 2002
                                                                 -------       -------       -------       -------
Net income:
  As reported.................................................     $ 307         $ 287         $ 606         $ 634
  Pro forma...................................................       307           287           612           632

     During 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our Condensed Consolidated Financial Statements.

     During 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after

December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our Condensed Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The adoption of FIN 46 did not have a material impact on our Condensed Consolidated Financial Statements.


Note 10 - Short-term Borrowings and Long-term Debt

     We intend to refinance all or a portion of our $1 billion of 5 3/8% senior notes upon their maturity in February 2004.

     During the second quarter, we issued $250 million of Series B Senior Notes with a coupon rate of 4 1/8%, which has a yield of 4.4%, maturing on June 15, 2015. These notes are general unsecured obligations and rank on an equal basis with all of our other existing and future senior unsecured indebtedness and rank senior to all of our existing and future subordinated indebtedness. These senior notes have redemption features and covenants similar to our other senior notes.

     During the third quarter, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") that was declared effective by the SEC on September 5, 2003. Under this registration statement we may issue, in one or more offerings, up to $1 billion in senior notes. On October 7, 2003, we completed the offering of $500 million of our 2.45% senior notes due on October 16, 2006 pursuant to the shelf registration statement. We expect to use the net proceeds from this offering for the repayment at maturity of a portion of our $1 billion principal amount of 5 3/8% senior notes due in February 2004 ("February 2004 Senior Notes") and as such, we have reclassified $500 million of the February 2004 Senior Notes from current maturities of long-term debt to long-term debt in our Condensed Consolidated Balance Sheets as of September 6, 2003. Pending such use, the net proceeds will be invested in short-term instruments with an original maturity of three months or less.

Note 11 - Comprehensive Income

                                                               12-weeks Ended              36-weeks Ended
                                                               --------------              --------------
                                                         September      September      September      September
                                                          6, 2003        7, 2002        6, 2003        7, 2002
                                                          -------        -------        -------        -------
Net income...........................................       $ 307          $ 287          $ 606          $ 634
Currency translation adjustment......................        (119)             4             33             31
Cash flow hedge adjustment...........................           3            (29)            16             (2)
                                                            -----          -----          -----          -----
Comprehensive income.................................       $ 191          $ 262          $ 655          $ 663
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

Note 13 - Guarantees

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. During the second quarter, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004 and the other credit facility expires in April 2008. Both credit facilities are guaranteed by us.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

                     Independent Accountants' Review Report
                     --------------------------------------

Owners of
Bottling Group, LLC

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC as of September 6, 2003, and the related condensed consolidated statements of operations for the twelve and thirty-six weeks ended September 6, 2003 and September 7, 2002 and the condensed consolidated statements of cash flows for the thirty-six weeks ended September 6, 2003 and September 7, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                                                    /s/ KPMG LLP
New York, New York
September 30, 2003, except as to Note 10, which is as of October 7, 2003

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations


OVERVIEW
--------
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. In the third quarter of 2003, approximately 69% of our net revenues were generated in the United States, 10% of our net revenues were generated in Mexico and the remaining 21% were generated outside the United States and Mexico. For the first 36-weeks of 2003, approximately 72% of our net revenues were generated in the United States, 11% of our net revenues were generated in Mexico and the remaining 17% were generated outside the United States and Mexico.


ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
----------------------------------------------------
Gemex Acquisition
-----------------
     In November 2002, we acquired all of the outstanding capital stock of Pepsi-Gemex, S.A. de C.V. of Mexico ("Gemex"). Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $305 million. The Gemex acquisition was made to allow us to increase our markets outside the United States. Gemex was the largest Pepsi-Cola bottler in Mexico and the largest bottler outside the United States of Pepsi-Cola soft drink products based on sales volume. Gemex produced, sold and distributed a variety of soft drink products under the PEPSI-COLA, PEPSI LIGHT, PEPSI MAX, MIRINDA, 7 UP, DIET 7 UP, KAS, MOUNTAIN DEW, POWER PUNCH and MANZANITA SOL trademarks, under exclusive franchise and bottling arrangements with PepsiCo and certain affiliates of PepsiCo. Gemex also had rights to produce, sell and distribute in Mexico soft drink products of other companies and it produced, sold and distributed purified and mineral water in Mexico under the trademarks ELECTROPURA and GARCI CRESPO, respectively. As a result of the acquisition of Gemex, we own the ELECTROPURA and GARCI CRESPO brands.

New Accounting Standards
------------------------
     See Note 9 - New Accounting Standards, in our Notes to Condensed Consolidated Financial Statements, for a detailed discussion of new accounting standards that were adopted in 2003.

RESULTS OF OPERATIONS
---------------------

Volume                                               Worldwide
                                                    ----------
                                                  Volume Drivers
                                                  --------------
                                      12-weeks Ended          36-weeks Ended
                                      --------------          --------------
                                   September 6, 2003 vs.   September 6, 2003 vs.
                                   ---------------------   --------------------
                                     September 7, 2002     September 7, 2002
                                     -----------------     -----------------
Acquisitions.........................        21 %                  23  %
Base business........................         1 %                  (1) %
                                             ----                  -----
  Total Worldwide Change.............        22 %                  22  %
                                             ====                  =====

     Our reported worldwide physical case volume increased 22% in both the third quarter and first 36-weeks of 2003, when compared with similar periods of 2002. The increase in reported worldwide volume was driven by our acquisitions. Our acquisition of Gemex contributed over 95% and 90% of the growth resulting from acquisitions for the third quarter and first 36-weeks of 2003, respectively. Our base business volume (base business reflects territories that we owned and operated for comparable periods in both the current year and the prior year) increased 1% for the third quarter and decreased 1% for the first 36-weeks of 2003, when compared with similar periods of 2002.

     In the U.S., our reported volume increased by 1% in the third quarter of 2003 and decreased by 1% for the first 36-weeks of 2003, when compared with similar periods of 2002. On a quarter-to-date basis, the increase in U.S.
reported volume was driven by incremental volume from acquisitions. For the quarter, our U.S. base business volume was flat versus the comparable period in the prior year, resulting from improvement in large and small format segments in our take home business offset by declines in our cold drink business. On a year-to-date basis, the decrease in U.S. reported volume was driven primarily by the overlap of innovation in the first half of last year and a soft retail environment, partially offset by incremental volume from acquisitions. From a brand perspective in the U.S., brand PEPSI declines were partially offset by strong growth in AQUAFINA and incremental lemon-lime volume, led by SIERRA MIST, coupled with product introductions such as PEPSI VANILLA and MOUNTAIN DEW LIVEWIRE.

     Outside the U.S., reported volume increased by 77% and 102%, respectively, in the third quarter and the first 36-weeks of 2003, when compared with similar periods of 2002. The increase in volume was driven by our Gemex acquisition coupled with increases in our base business of 4% and 3%, respectively, for the quarter and on a year-to-date basis. The increase in base business volume outside the U.S. was driven by strong growth in Spain, coupled with a solid performance in Russia, resulting from the launch of PEPSI X and LIPTON ICE TEA.

Net Revenues

                                                     Worldwide
                                                     ---------
                                                    Net Revenues
                                                    ------------
                                                      Drivers
                                                      -------
                                        12-weeks Ended       36-weeks Ended
                                        --------------       --------------
                                     September 6, 2003 vs. September 6, 2003 vs.
                                     --------------------  --------------------
                                       September 7, 2002     September 7, 2002
                                       ----------------      -----------------
Acquisitions..........................         13 %                  13%
                                               ----                 ----
Base business:
  EITF Issue No. 02-16 impact.........         (3)%                  (3)%
  Volume impact.......................          1 %                  (1)%
  Currency translation................          2 %                   2 %
  Rate / mix impact...................          1 %                   1 %
                                               ----                 ----
Base business change..................          1 %                  (1)%
                                               ----                 ----

Total Worldwide Change................         14 %                  12 %
                                               ====                 ====

     Net revenues were $2.8 billion for the third quarter and $7.2 billion for the first 36-weeks in 2003, a 14% and 12% increase over similar periods in 2002, respectively. The increase in net revenues was driven primarily by our acquisition of Gemex, which contributed over 90% and 85% of the growth resulting from acquisitions for the third quarter and first 36-weeks of 2003, respectively. Our base business net revenues increased 1% for the quarter and decreased 1% for the first 36-weeks of 2003, when compared with similar periods in 2002. For the quarter, base business net revenues were positively impacted by improved net rate and mix, favorable currency translations and volume increases, partially offset by the reclassification of certain bottler incentives from net revenues to cost of sales resulting from the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," at the beginning of 2003 (See
Note 10 to the Condensed Consolidated Financial Statements for a more detailed description of the newly adopted accounting standard). On a year-to-date basis, the decrease in our base business net revenues was driven by the adoption of EITF Issue No. 02-16 and volume declines, partially offset by an increase in the net impact of rate and mix and favorable foreign currency translations.

     In the U.S., net revenues decreased 2% in the third quarter and 3% in the first 36-weeks of 2003, when compared with the similar periods of 2002. For the quarter, the decrease in net revenues in the U.S. is due primarily to the impact of adopting EITF Issue No. 02-16, partially offset by an increase in the net impact of rate and mix and incremental revenue from acquisitions. On a year-to-date basis, net revenues in the U.S. decreased primarily from the impact of adopting EITF Issue No. 02-16 and volume declines, partially offset by an increase in the net impact of rate and mix and incremental revenue from acquisitions. For both the third quarter and on a year-to-date basis, our net rate and mix impact reflects an approximate 2% price increase in the marketplace, partially offset by a negative mix impact of 1%, resulting from declines in cold drink volume.

     Net revenues outside the U.S. grew approximately 78% in the third quarter and 94% for the first 36-weeks of 2003 when compared with the similar periods of 2002. For both the third quarter and the first 36-weeks of 2003, the increases were driven by our Gemex acquisition and increases in our base business. The increases in our base business net revenues outside the U.S. for the quarter and on a year-to-date basis was the result of favorable foreign currency translations, increases in the net impact of rate and mix and volume performance, partially offset by a decline due to the impact of adopting EITF Issue No. 02-16.

     For the full year, worldwide net revenues are expected to increase in the low double digits as a percentage of growth versus the prior year, with the majority of the increase resulting from our Gemex acquisition. Worldwide net revenue per case is expected to be down in the mid to high single-digits as a percentage of growth for the full year of 2003, as compared with the similar period in 2002. The decline in our worldwide net revenue per case will be driven by country mix as a result of our Gemex acquisition and the adoption of EITF Issue No. 02-16. Net revenue per case results in the U.S. are expected to be down two percent for the full year of 2003 versus the comparable period in 2002 reflecting the adoption of EITF Issue No. 02-16. We expect U.S. pricing in the marketplace to continue to be solid, up about two percent for the full year of 2003. For the fourth quarter of 2003 in the U.S., we expect a combination of pricing and mix to be up two percent, with net revenue per case down one to two percent versus the comparable period in 2002, reflecting the adoption of EITF Issue No. 02-16.

Cost of Sales

                                                      Worldwide
                                                      ---------
                                                    Cost of Sales
                                                    -------------
                                                       Drivers
                                                       -------
                                        12-weeks Ended         36-weeks Ended
                                        --------------         --------------
                                    September 6, 2003 vs.  September 6, 2003 vs.
                                    ---------------------  ---------------------
                                      September 7, 2002      September 7, 2002
                                      -----------------      -----------------
Acquisitions..........................         12 %                  12 %
                                              -----                 -----
Base business:
  EITF Issue No. 02-16 impact........         (10)%                 (10)%
  Cost per case impact...............           3 %                   3 %
  Volume impact......................           1 %                  (1)%
  Currency translation...............           2 %                   2 %
                                              -----                 -----
Base business change..................         (4)%                  (6)%
                                              -----                 -----

Total Worldwide Change................          8 %                   6 %
                                              =====                 =====

     Cost of sales was $1.4 billion in the third quarter and $3.7 billion for the first 36-weeks of 2003, an 8% and 6% increase over similar periods in 2002, respectively. The increase in cost of sales was driven primarily by our acquisition of Gemex, which contributed over 90% and 80% of the growth resulting from acquisitions in the third quarter and the first 36-weeks of 2003, respectively, partially offset by declines in our base business costs. For the quarter, base business cost of sales declined due primarily to the reclassification of certain bottler incentives from net revenues and selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, partially offset by increases in cost per case and volume and the negative impact of foreign currency translations. On a year-to-date basis, base business cost of sales decreased due primarily to the impact of adopting EITF Issue No. 02-16 and volume declines, partially offset by cost per case increases and the negative impact of foreign currency translation.

     In the U.S., cost of sales decreased 5% in the third quarter and 7% for the first 36-weeks of 2003, when compared with the similar periods of 2002. For the quarter, the decrease in our U.S. cost of sales was driven by the impact of adopting EITF Issue No. 02-16, partially offset by cost per case increases and incremental costs from acquisitions. On year-to-date basis, the decrease in our U.S. cost of sales was driven by the impact of adopting EITF Issue No. 02-16 and volume declines, partially offset by cost per case increases and incremental costs from acquisitions. In the U.S., cost per case increased 3% for both the third quarter and on a year-to-date basis, resulting from higher concentrate costs and the mix of products we sell.

     Cost of sales outside the U.S. grew approximately 54% in the third quarter and 66% for the first 36-weeks of 2003, when compared with the similar periods of 2002. The increases in cost of sales outside the U.S., for the quarter and on a year-to-date basis, were driven by our Gemex acquisition, the impact of foreign currency translation, and increases in both cost per case and volume, partially offset by a reduction resulting from the impact of adopting EITF Issue No. 02-16.

     For the balance of the year, we expect our cost of sales to grow at a rate similar to that experienced during the first three-quarters of the year. The expected growth in our cost of sales will be driven primarily by our Gemex acquisition and cost per case increases in the U.S., partially offset by the adoption of EITF Issue No. 02-16.

Selling, Delivery and Administrative Expenses

                                                      Worldwide
                                                      ---------
                                                    SD&A Drivers
                                                   ------------
                                        12-weeks Ended         36-weeks Ended
                                        --------------         --------------
                                    September 6, 2003 vs.  September 6, 2003 vs.
                                    ---------------------  ---------------------
                                      September 7, 2002      September 7, 2002
                                      -----------------      -----------------
 Acquisitions........................          16 %                  17 %
                                               ----                  ----
 Base business:
   EITF Issue No. 02-16 impact.......           8 %                   7 %
   Currency translation..............           3 %                   2 %
   Cost performance..................           3 %                   0 %
                                               ----                  ----
 Base business change................          14 %                   9 %
                                               ----                  ----

 Total Worldwide Change..............          30 %                  26 %
                                               ====                  ====

     Selling, delivery and administrative expenses were $1.0 billion in the third quarter and $2.8 billion for the first 36-weeks of 2003, a 30% and 26% increase over similar periods in 2002, respectively. The increase in selling, delivery and administrative expenses was driven primarily by our acquisition of Gemex and increases in our base business costs. Gemex contributed over 95% and 90% of the growth resulting from acquisitions for the third quarter and first 36-weeks of 2003, respectively. For the quarter, the increase in our base business selling, delivery and administrative expenses was driven by the reclassification of certain bottler incentives from selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF
Issue No. 02-16, coupled with the impact of foreign currency translation and incremental costs in the base business. The increase in base business costs resulted primarily from higher pension, benefit and casualty costs, partially offset by reductions in labor and other costs. On a year-to-date basis, the increase in base business was driven primarily by the adoption of EITF Issue No. 02-16, coupled with the impact of foreign currency translation.

     For the balance of the year, we expect the rate of growth of our selling, delivery and administrative expenses to be similar to that experienced during the first three quarters of the year. Expected increases in selling, delivery and administrative expenses will be driven predominantly by our Gemex acquisition and the adoption of EITF Issue No. 02-16.

Operating Income

                                                      Worldwide
                                                      ---------
                                                   Operating Income
                                                   ----------------
                                                       Drivers
                                                       -------
                                        12-weeks Ended         36-weeks Ended
                                        --------------         --------------
                                    September 6, 2003 vs.  September 6, 2003 vs.
                                    ---------------------  ---------------------
                                      September 7, 2002      September 7, 2002
                                      -----------------      -----------------
Acquisitions........................         10  %                   8  %
                                            ------                 ------
Base business:
  Volume impact.....................          2  %                  (6) %
  Rate/mix impact...................         14  %                  14  %
  Cost of sales per case impact.....        (15) %                 (15) %
  SD&A impact.......................         (7) %                  (1) %
  Currency translations.............          2  %                   1  %
                                            ------                 ------
Base business change................         (4) %                  (7) %
                                            ------                 ------

Total Worldwide Change..............          6  %                   1  %
                                            ======                 ======

     Operating income was $360 million in the third quarter and $755 million for the first 36-weeks of 2003, a 6% and 1% respective increase over similar periods in 2002. The increase in operating income for the quarter and on a year-to-date basis was driven primarily by our acquisition of Gemex partially offset by decreases in our base business. On a quarter-to-date basis, our base business operating income decreased primarily from higher product costs and increased costs associated with our selling, delivery and administrative expenses, partially offset by rate increases in the U.S. marketplace, volume growth and the favorable impact of foreign currency translations. On a year-to-date basis, our base business operating income decreased primarily from higher product costs, volume declines and increased costs associated with our selling, delivery and administrative expenses, partially offset by rate increases in the U.S. marketplace and the favorable impact of foreign currency translations.

Interest Expense

     Interest expense increased by $12 million and $29 million, respectively, in the third quarter and the first 36-weeks of 2003, when compared with similar periods of 2002, largely due to the additional interest associated with the $1 billion 4 5/8% senior notes used to finance our acquisition of Gemex in November 2002, partially offset by the favorable impact of the interest rate swaps on $1.3 billion of our fixed rate long-term debt.

Income Tax Expense

     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions. The increase in the income tax expense during the first 36-weeks of 2003 is primarily due to our international acquisitions and higher taxes in the United States.

Liquidity and Capital Resources
-------------------------------
Cash Flows

     Net cash provided by operations increased by $28 million to $776 million for the first 36-weeks of 2003, when compared with the similar period in 2002, reflecting an increase in the mix of non-cash expenses, such as depreciation and long-term benefit costs, partially offset the increased use of cash from working capital, principally from the timing of payments, coupled with a decline in net income.

     Net cash used for investments increased by $313 million to $1,021 million for the first 36-weeks of 2003, when compared with the similar period in 2002, reflecting higher acquisition spending and increased loans to PBG, partially offset by declines in capital expenditures. For the full year in 2003 we expect capital expenditures to be approximately $700 million.

     Net cash provided by financing increased by $306 million for the first 36-weeks of 2003 when compared with the similar period in 2002, driven by the issuance of $250 million in long-term debt and other short-term borrowing activity.

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

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. During the second quarter, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004 and the other credit facility expires in April 2008. Both credit facilities are guaranteed by us.

     During the third quarter, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") that was declared effective by the SEC on September 5, 2003. Under this registration statement we may issue, in one or more offerings, up to $1 billion in senior notes. On October 7, 2003, we completed the offering of $500 million of our 2.45% senior notes due on October 16, 2006 pursuant to the shelf registration statement. We intend to use the net proceeds from this offering for the repayment at maturity of a portion of our $1 billion principal amount of 5 3/8% senior notes due in February 2004 ("February 2004 Senior Notes") and as such, we have reclassified $500 million of the February 2004 Senior Notes from current maturities of long-term debt to long-term debt in our Condensed Consolidated Balance Sheets as of September 6, 2003. Pending such use, the net proceeds will be invested in short-term instruments with an original maturity of three months or less.

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of bottler incentive payments from PepsiCo, material changes in our expected interest and currency exchange rates, an inability to achieve cost savings, an inability to achieve volume growth through product and packaging initiatives, competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages, weather conditions in our markets, political conditions in our markets outside the United States and Canada, possible recalls of our products, an inability to meet projections for performance in newly acquired territories, unfavorable market performance of our pension plan assets, unfavorable outcomes from audits performed by various tax authorities and changes in our debt ratings.

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

     We acquired Gemex in November 2002. Approximately 10% and 11% of our net revenues were derived from Mexico in the third quarter and first 36-weeks of 2003, respectively. Since the beginning of the year, the Mexican peso devalued by approximately 7%. Future movements in the Mexican peso could have a material impact on our financial results.

Item 4.
Controls and Procedures
-----------------------
     Bottling LLC's management carried out an evaluation (the "Evaluation"), as required by Rule 13a-15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. Based upon the Evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bottling LLC required to be included in our Exchange Act reports filed with the SEC. In addition, there were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5.
Other Information
-----------------
     The financial statements of The Pepsi Bottling Group, Inc. ("PBG"), included in PBG's Quarterly Report on Form 10-Q and filed with the SEC on October 17, 2003, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

     The financial statements of PepsiCo, Inc. ("PepsiCo"), included in PepsiCo's Quarterly Report on Form 10-Q and filed with the SEC on October 14, 2003, are hereby incorporated by reference as required by the SEC as a result of PepsiCo's conditional guarantee of up to $1,000,000,000 aggregate principal amount of our 4 5/8% Senior Notes due in 2012. Such financial statements were prepared by management of PepsiCo and were subject to PepsiCo's internal controls, including PepsiCo's internal control over financial reporting. We did not have any responsibility for the preparation of, and have not independently reviewed these financial statements and they were not subject to our disclosure controls and procedures nor our internal control over financial reporting. These financial statements should be viewed accordingly.

Item 6.
Exhibits
--------

Exhibit No.
-----------
4 Indenture, dated as of June 10, 2003, by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, relating to 4 1/8% Senior Notes due June 15, 2015

15.1 Accountants' Acknowledgement - Bottling Group, LLC and The Pepsi Bottling Group, Inc.

15.2     Accountants' Acknowledgement - Bottling Group, LLC and PepsiCo, Inc.

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  BOTTLING GROUP, LLC
                                                  -------------------
                                                    (Registrant)






Date:      October 17, 2003                    /s/ Andrea L. Forster
           -----------------                       -----------------
                                                   Andrea L. Forster
                                                   Principal Accounting Officer






Date:      October 17, 2003                    /s/ Alfred H. Drewes
           ----------------                        ----------------
                                                   Alfred H. Drewes
                                                   Principal Financial Officer