Form 10-K
period 2003-12-27
BOTTLING GROUP LLC
filed 2004-03-11
CIK 1087835

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 27, 2003

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [ ] NO [X]

         THE AGGREGATE MARKET VALUE OF BOTTLING GROUP, LLC CAPITAL STOCK HELD BY NON-AFFILIATES OF BOTTLING GROUP, LLC AS OF JUNE 14, 2003 WAS $0.

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

     PBG was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 20, 2004, PepsiCo's ownership represented 40.8% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 46.0% of the voting power of all classes of PBG's voting stock.

     PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contributions of assets and other subsequent transactions, PBG owns 93.2% and PepsiCo owns the remaining 6.8% as of December 27, 2003.

     PBG has made available, free of charge, the following governance materials on its website at http://www.pbg.com under Corporate Governance: PBG's Corporate Governance Principles and Practices, PBG's Worldwide Code of Conduct, PBG's Audit and Affiliated Transactions Committee Charter, PBG's Compensation and Management Development Committee Charter and PBG's Nominating and Corporate Governance Committee Charter. These governance materials are available in print, free of charge, to any shareholder upon request.

PRINCIPAL PRODUCTS

         We are the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, LIPTON BRISK, DIET MOUNTAIN DEW, SOBE, DOLE, and PEPSI VANILLA, and, outside the U.S., PEPSI-COLA, KAS, AQUA MINERALE, MANZANITA SOL, and MIRINDA. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including DR PEPPER, SQUIRT and through October 2003, ALL SPORT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA and GARCI CRESPO.

         We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 21 states in Mexico. In 2003, approximately 72% of our net revenues were generated in the United States, 11% of our net revenues were generated in Mexico and the remaining 17% was generated in Canada, Spain, Greece, Russia and Turkey. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

         We purchase the concentrates to manufacture Pepsi-Cola beverages and other beverage products from PepsiCo and other beverage companies.

         In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials, carbon dioxide and some finished goods. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements, as defined below, provide that, with respect to the beverage products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, strikes, weather conditions and governmental controls.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

         Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, LIPTON BRISK, DIET MOUNTAIN DEW, SOBE, DOLE, and PEPSI VANILLA, and, outside the U.S., PEPSI-COLA, KAS, AQUA MINERALE, MANZANITA SOL, and MIRINDA. In some of our territories, we have the right to manufacture, sell and distribute beverage products of companies other than PepsiCo, including DR PEPPER, SQUIRT and through October 2003, ALL SPORT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA and GARCI CRESPO. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.

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

     (5) use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to push vigorously the sale of cola beverages in our territories; and

     (6) maintain such financial capacity as may be reasonably necessary to assure performance under the Master Bottling Agreement by us.

     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2003, PepsiCo approved our plans.

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

     Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area - currently representing approximately 12.6% of PepsiCo's U.S. bottling system in terms of volume - if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG's voting securities without the consent of PepsiCo. As of February 20, 2004, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 10.6% of PBG's Common Stock.

     PBG is prohibited from assigning, transferring or pledging the Master Bottling Agreement, or any interest therein, whether voluntarily, or by operation of law, including by merger or liquidation, without the prior consent of PepsiCo.

     The Master Bottling Agreement was entered into by PBG in the context of our separation from PepsiCo and, therefore, its provisions were not the result of arm's-length negotiations. Consequently, the agreement contains provisions that are less favorable to us than the exclusive bottling appointments for cola beverages currently in effect for independent bottlers in the United States.

         Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of MOUNTAIN DEW, AQUAFINA, DIET MOUNTAIN DEW, MOUNTAIN DEW CODE RED, SLICE, SIERRA MIST, FRUITWORKS, and MUG root beer and cream soda. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. PBG's non-cola bottling agreements will terminate if PepsiCo terminates PBG's Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

         Terms of Certain Distribution Agreements. PBG also has agreements with PepsiCo granting PBG exclusive rights to distribute AMP and DOLE in all of PBG's territories and SOBE in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. PBG also has the right to sell and distribute GATORADE in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

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

         The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years which will expire in 2004, however, the Master Syrup Agreement will automatically renew for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of PBG's rights thereunder.

         PBG's Master Syrup Agreement will terminate if PepsiCo terminates PBG's Master Bottling Agreement.

         Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc for DR PEPPER, SCHWEPPES, CANADA DRY AND HAWAIIAN PUNCH, the Pepsi/Lipton Tea Partnership for LIPTON BRISK and LIPTON'S ICED TEA, the North American Coffee Partnership for STARBUCKS FRAPPUCCINO and The Monarch Beverage Company, Inc. for ALL SPORT (which agreement terminated in October 2003), contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

         Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions generally similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders. In addition, the bottling agreements for Mexico and Turkey contain provisions which restrict our ability to manufacture, sell and distribute beverages sold under non-PepsiCo trademarks.

SEASONALITY

         Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 66% of our operating income is typically earned during the second and third quarters. Approximately 75% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

         The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 15.4% to approximately 38.8%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country, outside the U.S., in which we do business is as follows: Canada 40.9%; Russia 24.7%; Turkey 21.5%; Spain 12.8% and Greece 11.3% (including market share for our IVI brand). In addition, market share for our territories and the territories of other bottlers in Mexico is 14.5% for carbonated soft drinks sold under trademarks owned by PepsiCo and carbonated water sold under the GARCI CRESPO trademark. Actions by our major competitors and others in the beverage industry, as well as the general economic environment could have an impact on our future market share.

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

         Bottle and Can Legislation

         In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Hawaii, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Prince Edward Island and Quebec.

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

         The European Commission issued a packaging and packing waste directive that was incorporated into the national legislation of most member states. This has resulted in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. Similar legislation has been enacted in Turkey.

         In 2003, Mexico adopted legislation regulating the disposal of solid waste products. In response to this new legislation, PBG Mexico entered into agreements with local and federal Mexican governmental authorities which require PBG Mexico, and other participating bottlers, to provide for collection and recycling of certain minimum amounts of plastic bottles.

         We are not aware of similar material legislation being proposed or enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

         Soft Drink Excise Tax Legislation

         Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks.

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

         Mexican Water Regulation

         In Mexico, we pump water from our own wells and we purchase water directly from municipal water companies pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for 10-year terms and can generally be renewed by us prior to expiration with minimal cost and effort. Our concessions may be terminated if, among other things, (a) we use materially more water than permitted by the concession, (b) we use materially less water than required by the concession, or (c) we fail to complete agreed-upon construction or improvements. Our concessions generally satisfy our current water requirements and we believe that we are generally in compliance in all material respects with the terms of our existing concessions.

EMPLOYEES

         As of December 27, 2003, we employed approximately 66,000 full-time workers, of whom approximately 33,300 were employed in the United States and approximately 23,200 were employed in Mexico. Approximately 10,900 of our full-time workers in the United States are union members and approximately 17,000 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements with the exception of a labor dispute in our Mississauga facility in Ontario, Canada, which was successfully resolved in August 2003.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

See Note 13 to Bottling LLC's Consolidated Financial Statements set forth in
Item 8 below.

ITEM 2.  PROPERTIES

         As of December 27, 2003, we operated 98 soft drink production facilities worldwide, of which 91 were owned and 7 were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey. Of our 514 distribution facilities, 323 are owned and 191 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

         We also own or lease and operate approximately 40,900 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.8 million soft drink dispensing and vending machines.

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

ITEM 3.  LEGAL PROCEEDINGS

         From time to time we are a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information pertaining to our executive officers who held office as of March 1, 2004

JOHN T. CAHILL, 46, is the Principal Executive Officer of Bottling LLC. He is also PBG's Chairman of the Board and Chief Executive Officer. He had been PBG's Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ALFRED H. DREWES, 48, is the Principal Financial Officer of Bottling LLC. He is also PBG's Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ANDREA L. FORSTER, 44, is the Principal Accounting Officer of Bottling LLC. She is also Vice President and Controller of PBG. In September 2000, Ms. Forster was also named Corporate Compliance Officer for PBG. Following several years with Deloitte Haskins and Sells, Ms. Forster joined PepsiCo in 1987 as a Senior Analyst in External Reporting. She progressed through a number of positions in the accounting and reporting functions and, in 1998, was appointed Assistant Controller of the Pepsi-Cola Company. She was named Assistant Controller of PBG in 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no public trading market for the ownership of Bottling LLC.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA

in millions

FISCAL YEARS ENDED                                                 2003        2002        2001       2000(1)      1999
                                                                 --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
   Net revenues ..............................................   $ 10,265    $  9,216    $  8,443    $  7,982    $  7,505
   Cost of sales .............................................      5,215       5,001       4,580       4,405       4,296
                                                                 --------    --------    --------    --------    --------
   Gross profit ..............................................      5,050       4,215       3,863       3,577       3,209
   Selling, delivery and administrative expenses .............      4,089       3,318       3,185       2,986       2,813
   Unusual impairment and other charges and credits (2) ......         --          --          --          --         (16)
                                                                 --------    --------    --------    --------    --------
   Operating income ..........................................        961         897         678         591         412
   Interest expense, net .....................................        143          98          78          89         129
   Other non-operating expenses, net .........................          7           7          --           1           1
   Minority interest .........................................         --           9          14           8           5
                                                                 --------    --------    --------    --------    --------
   Income before income taxes ................................        811         783         586         493         277
   Income tax (benefit) expense (3)(4) .......................         84          49          (1)         22           4
                                                                 --------    --------    --------    --------    --------
   Income before cumulative effect of change in accounting
      principle ..............................................        727         734         587         471         273
   Cumulative effect of change in accounting principle, net of
      tax ....................................................          6          --          --          --          --
                                                                 --------    --------    --------    --------    --------
   Net income ................................................   $    721    $    734    $    587    $    471    $    273
                                                                 ========    ========    ========    ========    ========

BALANCE SHEET DATA (AT PERIOD END):
   Total assets ..............................................   $ 12,886    $ 10,916    $  8,677    $  8,228    $  7,799
   Long-term debt ............................................      3,497       3,541       2,299       2,286       2,284
   Minority interest .........................................         --          --         154         147         141
   Accumulated other comprehensive loss ......................       (503)       (596)       (416)       (253)       (222)
   Owners' equity ............................................   $  5,902    $  5,186    $  4,596    $  4,321    $  3,928

(1) Our fiscal year 2000 results were impacted by the inclusion of an extra week in our fiscal year. The extra week increased net income by $12 million.

(2) Unusual impairment and other charges and credits comprise of the following:

-        $45 million non-cash compensation charge in the second quarter of 1999.

-        $53 million vacation accrual reversal in the fourth quarter of 1999.

- $8 million restructuring reserve reversal in the fourth quarter of 1999.

(3) Fiscal year 2001 includes Canada tax law change benefits of $25 million.

(4)      Fiscal year 2003 includes Canada tax law change expense of $11 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See "Management's Financial Review" set forth in Item 8 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Financial Review" set forth in Item 8 below.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto of PBG, included in PBG's Annual Report on Form 10-K and filed with the SEC on March 11, 2004, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

MANAGEMENT'S FINANCIAL REVIEW

TABULAR DOLLARS IN MILLIONS

FINANCIAL PERFORMANCE SUMMARY

     Our 2003 financial results reflected a number of economic and marketplace challenges we faced in our largest markets. Our full-year results for the U.S. and Mexico did not meet our original expectations, but we saw significant improvement during the second half of the year. We continued our well-established trends of generating strong cash flows from operations, increasing pricing in the marketplace, and improving cost performance. Additionally, Europe had a strong year, with solid topline and profit results driven by volume growth, net price increases and benefits from foreign exchange.

     In 2003, we generated net income of $721 million. Our operating income grew 7% versus 2002 to $961 million, reflecting the impact of our Mexican acquisition of Pepsi-Gemex in November 2002.

     We were very pleased with our cash flow performance in 2003 as we continued our strong track record of growing our cash from operations. We generated $1.2 billion of cash from operations, net of approximately $162 million that we contributed into PBG's pension plans, which are solidly funded. With these strong cash flows, we utilized $644 million for capital investments to grow our business. Additionally, during 2003 we took advantage of favorable interest rates and issued $1.2 billion in debt with a combined effective interest rate of less than 4% primarily for the repayment of our $1 billion 5.38% senior notes due in February 2004, ensuring a stable debt level at a lower cost to the Company.

     From a revenue perspective in the U.S., we were able to increase our pricing in the marketplace by 2% during 2003 through consistent execution of our strategies during the year. However, we were faced with a number of challenges in the U.S., including changes in consumer preferences, declines in our cold drink business and weakness in retail traffic. These factors contributed to volume in the U.S. falling below our expectations, declining by 3% in the first half of 2003 but improving to flat in the second half (before the impact of our acquisitions), as we rebuilt momentum in our business. Despite these challenges, we believe our product portfolio is well positioned to capture the opportunity presented by changing consumer preferences. By and large, our brands are either number one or a strong number two across the beverage spectrum. Additionally, we have a strong position in the important cold drink channel, which is our most profitable business.

     We managed our U.S. operating costs very effectively during 2003. Even though our operating costs did increase slightly during the year due to higher pension, employee benefit and casualty costs, we were able to largely offset these increases with productivity gains due to improvements in our operational efficiencies and selling execution in the marketplace.

     Our Mexico business represents approximately 9% of our worldwide operating income. Our first full year results in this market did not meet our expectations due to a weak economy, competitive pressures and the steady devaluation of the Mexican peso. However, we are encouraged about the future opportunities in Mexico. Mexico represents an important growth market for us as its soft drink consumption per capita is second in the world only to the United States. We also sell a great portfolio of products, including the number one water brand in Mexico, ELECTROPURA.

     During 2003, we successfully fine-tuned our pricing architecture and packaging configuration in Mexico to ensure we are providing the right consumer value. We consolidated a number of our warehouses and distribution systems in Mexico to capitalize on productivity gains and to provide better service for our customers. We also implemented a standard organization structure to improve our capability and reduce redundancies. These operational changes have already resulted in significant cost savings.

OUTLOOK

     In 2004, we expect solid worldwide operating income growth in the mid-single digits versus the prior year. We expect our worldwide volume to grow in the low single digits and net revenue per case growth of about 1%. We plan to spend between $675 million and $700 million in capital investments.

     Our U.S. priorities in 2004 will be to improve our revenue growth by revitalizing cold drink performance, improving Trademark PEPSI trends and continuing to increase pricing. We will do this through new brand and package innovation to meet changing consumer tastes, increased media spending on brand PEPSI by PepsiCo and execution of brand PEPSI-led promotions throughout 2004. In the U.S. we expect volume to increase 1% to 2% for the full year. Net revenue per case is expected to increase approximately 2% in 2004, with three quarters of the growth coming from rate increases and the remainder of the growth coming from the mix of products we sell. We anticipate our U.S. operating income will grow in the mid-single digits.

     In Mexico, our focus will be to continue to drive consumer value, strengthen our execution and build brand equity. We expect our physical case volume in Mexico to grow in the low single digits versus 2003 and our net revenue per case to be down slightly in pesos. We expect our operating income in U.S. dollars to be flat to down in the high single digits in 2004, reflecting continued progress from an operating standpoint offset by an anticipated devaluation of the peso.

     As we move through 2004, we will continue to focus upon the key building blocks of our past success, great brands, the right people and our selling execution process. Our front line sales people have the tools needed to provide our customers with the right products at the right time. In combination, our approach to the marketplace will allow us to continue to be a world-class selling organization in every location where we do business.

OVERVIEW

     Bottling, LLC is the principal operating subsidiary of PBG and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

     We believe our financial success is largely dependent on the number of physical cases we sell and the net price we achieve on a per-case basis. Physical cases represent the number of units that are actually produced, distributed and sold. Each case of product, regardless of package configuration, represents one physical case. Our net price on a per case basis is impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue per case on 20-ounce chilled bottles sold in a convenience store than two-liter unchilled bottles sold in a grocery store. Our profitability is also dependent on how well we manage our raw material, manufacturing, distribution and other overhead costs. In order to achieve profitable growth, we need to extend the same discipline and focus we employ in revenue execution to cost productivity.

     The following discussion and analysis covers the key drivers behind our business performance in 2003 and is categorized into six major sections. The first three sections discuss critical accounting policies, related party transactions and items that affect the comparability of historical or future results. The next two sections provide an analysis of our results of operations and liquidity and financial condition. The last section contains a discussion of our market risks and cautionary statements. The discussion and analysis throughout Management's Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - A portion of our accounts receivable will not be collected due to customer disputes and bankruptcies. Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and our customers' viability. We provide reserves for these situations based on the evaluation of the aging of our trade receivable portfolio and an in-depth analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We have effective credit controls in place to manage these exposures and believe that our allowance for doubtful accounts adequately provides for these risks.

     Our allowance for doubtful accounts was $72 million, $67 million and $42 million as of December 27, 2003, December 28, 2002 and December 29, 2001, respectively. Our allowance for doubtful accounts represents management's best estimate of probable losses inherent in our portfolio. The following is an analysis of the allowance for doubtful accounts for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001:

                              ALLOWANCE FOR DOUBTFUL
                                     ACCOUNTS
                                     --------
                               2003    2002    2001
                               ----    ----    ----
Beginning of the year ......   $ 67    $ 42    $ 42
Bad debt expense ...........     12      32       9
Additions from acquisitions       -      14       -
Accounts written off .......     (8)    (22)     (9)
Foreign currency translation      1       1       -
                               ----    ----    ----
End of the year ............   $ 72    $ 67    $ 42
                               ====    ====    ====

     RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES - During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain other indefinite-lived intangible assets, but evaluate them for impairment annually.

     Our identified intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise rights, distribution rights and brands. We assign amounts to such identified intangibles based on their estimated fair values at the date of acquisition. The determination of the expected life will be dependent upon the use and underlying characteristics of the identified intangible asset. In determining whether our intangible assets have an indefinite useful life, we consider the following, as applicable: the nature and terms of underlying agreements; our intent and ability to use the specific asset contained in an agreement; the age and market position of the products within the territories we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the agreement.

     We evaluate our identified intangible assets with indefinite useful lives for impairment annually on an individual basis or by asset groups on a country-by-country basis, depending on the nature of the intangible asset. We measure impairment as the amount by which the carrying value exceeds its estimated fair value.

     The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows, including a terminal value, which assumes the franchise rights and distribution rights will continue in perpetuity. We deduct a contributory charge from our net after-tax cash flows for the economic return attributable to our working capital, other intangible assets and property plant and equipment, which represents the required cash flow to support these assets. The net discounted cash flows in excess of the fair returns on these assets represent the fair value of our franchise rights and distribution rights.

     The fair value of our brands is measured using a multi-period royalty saving method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party. In valuing our brands, we have selected an estimated industry royalty rate relating to each brand and then applied it to the forecasted revenues associated with each brand. The net discounted after-tax cash flows from these royalty charges represent the fair value of our brands.

     Our discount rate utilized in each fair value calculation is based upon our weighted-average cost of capital plus an additional risk premium to reflect the risk and uncertainty inherent in separately acquiring the identified intangible asset between a willing buyer and a willing seller. The additional risk premium associated with our discount rate effectively eliminates the benefit that we believe results from synergies, scale and our assembled workforce, all of which are components of goodwill. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions.

     Based upon our annual impairment analysis performed in the fourth quarter of 2003, the estimated fair values of our identified intangible assets with indefinite lives exceeded their carrying amounts.

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

     We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity, less its respective net debt (net of cash and cash equivalents). Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted average cost of capital for each reporting unit. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions.

     Based upon our annual impairment analysis in the fourth quarter of 2003, the estimated fair value of our reporting units exceeded their carrying value and as a result, we did not need to proceed to the second step of the impairment test.

     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other identified intangible assets, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. A change in assumptions in our cash flows could have a significant impact on the fair value of our reporting units and other identified intangible assets, which could then result in a material impairment charge to our results of operations.

     PENSION AND POSTRETIREMENT BENEFIT PLANS - PBG sponsors pension and other postretirement benefit plans in various forms, covering employees who meet specified eligibility requirements. We account for PBG's defined benefit pension and postretirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables including anticipated discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.

     The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in the pension and postretirement benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating the rate of return on assets for a given fiscal year, we consider the 10-15 year historical return of the pension investment portfolio, reflecting the weighted return of the plan asset allocation. Over the past three fiscal years the composition of the plan assets was approximately 70%-75% equity investments and 25%-30% fixed income securities, which primarily consist of U.S. government and corporate bonds. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. The rate of future compensation increases is based upon historical experience and management's best estimate regarding future expectations. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

     For PBG's postretirement plans that provide medical and life insurance benefits, we review external data and our historical health care cost trends with our actuarial advisors to determine the health care cost trend rates. During 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed into law. The reported postretirement benefit obligation in our Consolidated Balance Sheet does not reflect the effects of the Act. We do provide prescription drug benefits to Medicare-eligible retirees but have elected to defer recognition of the Act until the FASB provides guidance regarding its accounting treatment. This deferral election is permitted under FASB Staff Position FAS 106-1. We do not believe the adoption of the Act will have a material impact on our consolidated results.

     We used the following weighted-average assumptions to compute our pension and postretirement expense:

                                                                                   2003       2002       2001
                                                                                   ----       ----       ----
Discount rate...............................................................       6.75%      7.50%      7.75%
Expected return on plan assets (net of administrative expenses).............       8.50%      9.50%      9.50%
Rate of compensation increase...............................................       4.34%      4.33%      4.62%

     During 2003, our defined benefit pension and postretirement expenses totaled $77 million. In 2004, our defined benefit pension and postretirement expenses will increase by $12 million to $89 million due primarily to the following factors:

     - A decrease in our weighted-average discount rate for our pension and postretirement expense from 6.75% to 6.25%, reflecting declines in the yields of long-term corporate bonds. This assumption change will increase our 2004 defined benefit pension and postretirement expense by approximately $15 million.

     - Amortization of prior asset losses resulting from differences between our expected and actual return on plan assets, changes in demographics and medical trend rates, and other plan changes will increase our 2004 defined benefit pension and postretirement expense by approximately $11 million.

     - Contributions of $162 million to PBG's pension plan during 2003 will reduce our 2004 defined benefit pension expense by approximately $14 million. PBG's plans have been funded to be in compliance with the funding provisions of the Employee Retirement Income Security Act of 1974 and have been made in accordance with applicable tax regulations that provide for current tax deductions for our contributions and for taxation to the employee of plan benefits when the benefits are received.

     INCOME TAXES - We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable shares of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, despite our belief that our tax return positions are supportable, we believe these positions may be challenged. We adjust these reserves as warranted by changing facts and circumstances. A change in our tax reserves could have a significant impact on our results of operations.

     A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The U.S. Internal Revenue Service is currently examining our and PepsiCo's joint tax returns for 1994 through 1997 and our tax returns for 1999 and 2000. We expect that these audits will be completed in 2004. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of our tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to our reserves, a cash outlay for settlement and a possible increase to our annual tax provision.

RELATED PARTY TRANSACTIONS

     PepsiCo is considered a related party due to the nature of our franchisee relationship and its ownership interest in our company. Over 80% of our volume is derived from the sale of Pepsi-Cola beverages. In addition, at December 27, 2003, PepsiCo owned 6.8% of our equity.

     PBG has entered into a number of agreements with PepsiCo since its initial public offering. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Our business is conducted primarily under beverage agreements with PepsiCo, including a master bottling agreement, non-cola bottling agreement and a master syrup agreement. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include procurement of raw materials and certain information technology and administrative services.

     We review our annual marketing, advertising, management and financial plans each year with PepsiCo for its approval. If we fail to submit these plans, or if we fail to carry them out in all material respects, PepsiCo can terminate our beverage agreements. Because we depend on PepsiCo to provide us with concentrate, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.

     As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. Total net amounts paid or payable to PepsiCo or PepsiCo joint ventures for these arrangements was $2,521 million, $2,153 million and $1,927 million in 2003, 2002 and 2001, respectively.

     In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives are mutually agreed-upon between PepsiCo and us and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objectives of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we have changed our accounting methodology for the way we record bottler incentives. See Note 2 in Notes to our Consolidated Financial Statements for a discussion on the change in classification of these bottler incentives. Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $646 million, $560 million and $554 million for 2003, 2002 and 2001, respectively. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

     We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $200 million, $200 million and $185 million, in 2003, 2002 and 2001, respectively.

     We provide and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, that are as favorable as those we receive from PepsiCo. Total net expenses incurred with PepsiCo and PepsiCo affiliates were approximately $62 million, $57 million and, $133 million during 2003, 2002 and 2001, respectively.

     We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in all of Russia except Moscow. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $51 million, $44 million and $27 million in 2003, 2002 and 2001, respectively. Our agreement with Frito-Lay expires in 2004; however, we expect to renew the agreement and continue our relationship with Frito-Lay.

     For further audited information about our relationship with PepsiCo and its affiliates see Note 14 in Notes to Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY

         Gemex Acquisition

     In November 2002, we acquired all of the outstanding capital stock of Gemex. Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $318 million. See Note 16 in Notes to our Consolidated Financial Statements for additional information relating to Gemex and other bottling operations we have acquired in 2003 and 2002.

         SFAS No. 142

     During 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain other intangible assets, but evaluate them for impairment annually. See
Note 2 in Notes to our Consolidated Financial Statements and the preceding section entitled Critical Accounting Policies for additional information.

         EITF Issue No. 02-16

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. The consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met to overcome this presumption. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. Prior to 2003 we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses, depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003.

     See Note 2 in Notes to Consolidated Financial Statements, for additional information and pro forma adjustments for bottler incentives that would have been made to our reported results for the 52 weeks ended December 28, 2002 and December 29, 2001 assuming that EITF Issue No. 02-16 had been in place for all periods presented.

     Concentrate Supply

     We buy concentrate, the critical flavor ingredient for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually. In February 2003, PepsiCo announced an increase of approximately 2% in the price of U.S. concentrate. PepsiCo has recently announced a further increase of approximately 0.7%, effective February 2004.

FINANCIAL OVERVIEW

RESULTS OF OPERATIONS - 2003

VOLUME

2003 Worldwide Volume by Geography

         [PIE CHART]

Other                 21%
Mexico                18%
U.S.                  61%

2003 Worldwide Volume by Brand

            [PIE CHART]

Non-Carbonated Products        23%
Other Carbonated Flavors       31%
Trademark Pepsi                46%

     The brands we sell are some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, LIPTON BRISK, DIET MOUNTAIN DEW, SOBE, DOLE, and PEPSI VANILLA, and outside the U.S., PEPSI-COLA, KAS, AQUA MINERALE, MANZANITA SOL, and MIRINDA. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, Inc., including DR PEPPER and SQUIRT and trademarks we own including ELECTROPURA and GARCI CRESPO. The charts above show the percentage of our worldwide volume by geography and by the brands we sell, which are grouped by trademark PEPSI (e.g., PEPSI-COLA, DIET PEPSI, PEPSI VANILLA), other carbonated flavors (e.g. MOUNTAIN DEW, SIERRA MIST, KAS) and non-carbonated products (e.g., AQUAFINA, LIPTON BRISK, ELECTROPURA).

                                                        52-WEEKS ENDED
                                                     DECEMBER 27, 2003 VS.
                                                       DECEMBER 28, 2002
                                                       -----------------
Acquisitions ....................                             20%
Base business ...................                              0%
                                                             ---
    Total Worldwide Volume Change                             20%
                                                             ===

     Our full-year reported worldwide physical case volume increased 20% in 2003 versus 2002. The increase in reported worldwide volume was due entirely to our acquisitions. Our acquisition of Gemex contributed over 90% of the growth resulting from acquisitions.

     In the U.S., our base business volume decreased 2% versus 2002 due to changes in consumer preferences, declines in our cold drink business and weakness in retail traffic. (The term "base business" reflects territories that we owned and operated for comparable periods in both the current year and the prior year.) However, during the second half of 2003, we saw improvement in our cold drink business as we began to implement changes to ensure that we have the right consumer value and the right space allocation for our products in the cold vaults. From a brand perspective, as consumers sought more variety, we saw declines in brand PEPSI, partially offset by strong growth in AQUAFINA and lemon-lime volume, led by SIERRA MIST, coupled with product introductions such as PEPSI VANILLA and MOUNTAIN DEW LIVEWIRE.

     Outside the U.S., our base business volume increased by 4%. The increase in base business volume outside the U.S. was driven by warm summer weather in Europe, coupled with a strong performance in Russia, resulting from growth in AQUA MINERALE and the launch of PEPSI X.

NET REVENUES

                                                         52-WEEKS ENDED
                                                     DECEMBER 27, 2003 VS.
                                                       DECEMBER 28, 2002
                                                       -----------------
Acquisitions ......................                           11%
                                                             ---
Base business:
    EITF Issue No. 02-16 impact ...                           (3)%
    Currency translation ..........                            2%
    Rate / mix impact (pricing) ...                            1%
    Volume impact .................                            0%
                                                             ---
Base business change ..............                            0%
                                                             ---

Total Worldwide Net Revenues Change                           11%
                                                             ===

     Net revenues were $10.3 billion in 2003, an 11% increase over the prior year. Approximately 72% of our net revenues was generated in the United States, 11% of our net revenues was generated in Mexico and the remaining 17% was generated outside the United States and Mexico. The increase in net revenues in 2003 was driven primarily by our acquisition of Gemex, which contributed more than 85% of the growth resulting from acquisitions. Our base business net revenues were flat in 2003 versus 2002. In 2003, base business net revenues were favorably impacted by foreign currency translation and price increases, offset by the reclassification of certain bottler incentives from net revenues to cost of sales resulting from the adoption of EITF Issue No. 02-16.

     In the U.S., net revenues decreased 2% in 2003 versus 2002. The decrease in U.S. net revenues was due to a decline in volume and the impact of adopting EITF Issue No. 02-16. This was partially offset by a 2% increase in marketplace pricing and incremental revenue from acquisitions. Net revenues outside the U.S. grew approximately 74% in 2003 versus 2002. The increase in net revenues outside the U.S. was driven by our Gemex acquisition and an increase in our base business revenues of 13%. The increase in base business net revenues outside the U.S. was the result of favorable foreign currency translation in Canada and Europe, volume growth, and a 3% increase in pricing, partially offset by a decline due to the impact of adopting EITF Issue No. 02-16.

     In 2004, we expect our worldwide net revenue per case to grow about 1% as compared with 2003.

COST OF SALES

                                                 52-WEEKS ENDED
                                              DECEMBER 27, 2003 VS.
                                                DECEMBER 28, 2002
                                                -----------------
Acquisitions .......................                   10%
                                                      ---
Base business:
    EITF Issue No. 02-16 impact ....                  (10)%
    Cost per case impact ...........                    2%
    Currency translation ...........                    2%
    Volume impact ..................                    0%
                                                      ---
Base business change ...............                   (6)%
                                                      ---
Total Worldwide Cost of Sales Change                    4%
                                                      ===

     Cost of sales was $5.2 billion in 2003, a 4% increase over 2002. The increase in cost of sales was due primarily to our acquisition of Gemex, which contributed over 80% of the growth resulting from acquisitions, partially offset by a decline in our base business costs. The decline in base business cost of sales was due primarily to the reclassification of certain bottler incentives from net revenues and selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, partially offset by increases in cost per case and the negative impact of foreign currency translation.

     In the U.S., cost of sales decreased 7% in 2003 versus 2002. The decrease in U.S. cost of sales was driven by volume declines and the impact of adopting EITF Issue No. 02-16, partially offset by cost per case increases and incremental costs from acquisitions. In the U.S., cost per case increased by 3% resulting from higher concentrate and resin costs, coupled with the mix of products we sell.

     Our base business cost of sales outside the U.S. decreased approximately 1% in 2003 versus 2002. The decrease in base business cost of sales outside the U.S. was driven from the impact of adopting EITF Issue No. 02-16, partially offset by the negative impact of foreign currency translation in Canada and Europe, and increases in both cost per case and volume.

     In 2004, we expect our worldwide cost of sales per case will increase in the low single digits as compared with 2003.

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

                                                    52-WEEKS ENDED
                                                 DECEMBER 27, 2003 VS.
                                                   DECEMBER 28, 2002
                                                   -----------------
 Acquisitions .......................                     14%
                                                         ---
 Base business:
     EITF Issue No. 02-16 impact ....                      6%
     Currency translation ...........                      2%
     Cost performance ...............                      1%
                                                         ---
 Base business change ...............                      9%
                                                         ---

Total Worldwide Selling, Delivery and
Administrative Expenses Change ......                     23%
                                                         ===

     Selling, delivery and administrative expenses were $4.1 billion in 2003, a 23% increase over 2002. The increase in selling, delivery and administrative expenses was driven primarily by our acquisition of Gemex and increases in our base business costs. Gemex contributed more than 90% of the growth resulting from acquisitions. The 9% increase in our base business selling, delivery and administrative expenses was due to the reclassification of certain bottler incentives from selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, coupled with the impact of foreign currency translation in Canada and Europe and an increase in our base business cost performance. Our base business cost performance increased 1% as a result of higher pension, employee benefit and casualty costs, partially offset by a reduction in our bad debt expense and productivity gains due to improvements in our operational efficiencies and selling execution to the marketplace.

     In 2004, we expect our worldwide selling, delivery and administrative expenses in dollars will increase in the low single digits as compared with 2003.

OPERATING INCOME

                                                    52-WEEKS ENDED
                                                 DECEMBER 27, 2003 VS.
                                                   DECEMBER 28, 2002
                                                   -----------------
Acquisitions ..........................                   7%
                                                        ---
Base business:
    Gross margin rate/mix impact .....                    1%
    Volume ............................                   0%
    SD&A impact .......................                  (2)%
    Currency translation ..............                   1%
                                                        ---
Base business change ..................                   0%
                                                        ---

Total Worldwide Operating Income Change                   7%
                                                        ===

     Operating income was $961 million in 2003, a 7% increase over 2002. The increase in operating income was due primarily to our acquisition of Gemex. The flat performance in our base business operating income resulted from increased selling, delivery and administrative expenses, offset by the improvement in the net impact of gross margin rate and mix in the U.S. and Europe, coupled with the favorable impact of foreign currency translation in Canada and Europe.

     In 2004, we expect our worldwide operating income to grow in the mid single digits versus 2003.

INTEREST EXPENSE

     Interest expense increased by $46 million to $177 million in 2003 largely due to the additional interest associated with the $1 billion 4.63% senior notes used to finance our acquisition of Gemex in November 2002 and the additional $1.2 billion of debt issued during 2003. This was partially offset by the lower effective interest rate achieved on our fixed rate long-term debt from the use of interest rate swaps.

INTEREST INCOME

     Interest income increased $1 million to $34 million in 2003 due to additional loans made to PBG, partially offset by lower interest rates.

INCOME TAX EXPENSE BEFORE RATE CHANGE

     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our full-year effective tax rate for 2003 was 9.0% before our income tax rate change expense. This rate corresponds to an effective tax rate of 6.4% in 2002. The increase in the effective tax rate is primarily due to our international acquisitions.

INCOME TAX RATE CHANGE EXPENSE (BENEFIT)

     In December 2003, legislation was enacted changing certain Canadian provincial income tax rates. These rate changes increased deferred tax liabilities by $11 million and resulted in a non-cash charge in 2003.

RESULTS OF OPERATIONS - 2002

VOLUME

     Our worldwide reported physical case volume increased 8% in 2002, reflecting a 6% increase in volume resulting from our acquisitions and a 2% increase in base volume. In the U.S., reported volume increased by 2%, reflecting a 1% increase from acquisitions and a 1% increase in base volume. The weakness in the economy and less travel caused softness in our U.S. results in the second half of the year. However, take-home volume, particularly in food stores, as well as volume in our convenience and gas segment continues to grow. Additionally, U.S. volume growth continued to benefit from innovation, as well as the strong growth of Aquafina, offset by declines in trademark Pepsi. Outside the U.S., our volumes increased 32%, reflecting a 29% increase from our acquisitions in Turkey and Mexico. Volume outside the U.S. from our base business increased 3% due to double-digit growth in Russia driven by the strong performance of trademark Pepsi and Aqua Minerale, our water product, which was partially offset by volume declines in Spain.

NET REVENUES

     Reported net revenues were $9.2 billion in 2002, a 9% increase over the prior year, reflecting an 8% increase in volume and a 1% increase in net revenue per case. In the U.S., reported net revenues increased 5%, reflecting a 3% increase in net revenue per case and a 2% increase in volumes. Net revenue per case growth in the U.S. benefited from rate increases combined with lapping of account level investment spending in the fourth quarter of 2001. Reported net revenues outside the U.S. grew approximately 32%, reflecting a 32% increase in volume, offset by a 1% decrease in net revenue per case. Net revenue per case outside the U.S. grew 3% after excluding the impact of acquisitions. The favorable impact of currency translation contributed more than 1% to our net revenue per case growth in 2002 outside the United States.

COST OF SALES

     Cost of sales was $5.0 billion in 2002, a 9% increase over the prior year, reflecting an 8% increase in volume and a 1% increase in cost of sales per case. In the U.S., cost of sales increased by 5%, reflecting a 3% increase in cost of sales per case and a 2% increase in volume. The increase in U.S. cost of sales per case was driven by higher concentrate costs and mix shifts into higher cost packages. Cost of sales outside the U.S. grew by 31%, reflecting a 32% increase in volume, offset by a 1% decrease in cost of sales per case.

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

     Selling, delivery and administrative expenses grew $133 million, or 4% in 2002. Had we adopted SFAS No. 142 on the first day of 2001, amortization expense would have been lowered by $129 million in 2001. The impact of the adoption of SFAS No. 142 was largely offset by increased selling, delivery and administrative expenses resulting from our acquisitions in Mexico and Turkey. Excluding acquisitions and the effects of adopting SFAS No. 142, selling, delivery and administrative expenses were up 4% for the year, driven by growth in our business and our continued investment in marketing equipment partially offset by favorable productivity gains. Selling, delivery and administrative expenses were also favorably impacted as we lapped higher labor costs associated with labor contract negotiations in the prior year, partially offset by increased accounts receivable reserves resulting from the deterioration of the financial condition of certain customers.

OPERATING INCOME

     Operating income was $897 million in 2002, representing a 32% increase over 2001. This growth reflects the positive impact from higher pricing, volume growth from our acquisitions and base business, and the adoption of SFAS No. 142 during 2002, partially offset by increased selling, delivery and administrative expenses. This growth was a reflection of higher pricing, volume growth from our acquisitions and base business, partially offset by increased selling, delivery and administrative expenses resulting from growth in our business.

INTEREST EXPENSE

     Interest expense decreased by $1 million in 2002 primarily reflecting the lower interest rate environment partially offset by increased interest expense from our issuance of $1 billion in debt, the proceeds of which were used to finance our acquisition of Gemex.

INTEREST INCOME

     Interest income decreased $21 million, or 39%, due to lower interest rates partially offset by additional loans with PBG.

OTHER NON-OPERATING EXPENSE, NET

     Net other non-operating expense in 2002 increased $7 million, due primarily to the amortization of premiums associated with derivative instruments that were used to mitigate currency risk in our acquisition of Gemex.

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

LIQUIDITY AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the strong cash flows that we generate from our operations, we have been able to fund most of our capital investments and acquisitions, with the exception of Gemex, which was financed through the issuance of $1 billion of senior notes. We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, and working capital requirements for the foreseeable future.

     We have available short-term bank credit lines of approximately $302 million and $167 million at December 27, 2003 and December 28, 2002, respectively. These lines were used to support the general operating needs of our businesses outside the United States. The weighted-average interest rate for used lines of credit outstanding at December 27, 2003, and December 28, 2002, was 4.17% and 8.85%, respectively.

     During the second quarter of 2003, we issued $250 million of Senior Notes with a coupon rate of 4.13%, maturing on June 15, 2015. We used the net proceeds of this offering primarily for general operating needs.

     During the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") that was declared effective by the SEC on September 5, 2003. Under this registration statement we have the capability to issue, in one or more offerings, up to $1 billion in senior notes. Pursuant to the shelf registration statement, on October 7, 2003, we completed an offering of $500 million 2.45% senior notes due on October 16, 2006. In addition, on November 17, 2003, we completed an offering of $400 million 5.0% senior notes due on November 15, 2013. In February 2004, we have used the net proceeds from these offerings for the repayment of a portion of our $1 billion principal amount of 5.38% senior notes. Pending such use, the net proceeds were invested in several short-term instruments with original maturities of three months or less and were classified as cash and cash equivalents in our Consolidated Balance Sheet.

     Each of the senior notes mentioned above has redemption features and covenants that will, among other things, limit our ability and the ability of our restricted subsidiaries to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets.

     We believe we are in compliance with all debt covenants in our indenture agreements and credit facilities.

         Contractual Obligations

The following table summarizes our contractual obligations as of December 27, 2003:

                                                 PAYMENTS DUE BY PERIOD
                                    --------------------------------------------------
                                            LESS THAN                          MORE THAN
CONTRACTUAL OBLIGATIONS             TOTAL    1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------             ------  ---------  ---------   ---------   ---------
Long-term debt obligations(1)       $4,668   $1,167      $  520     $   28       $2,953
Capital lease obligations(2)            11        6           2         --            3
Operating leases(2)                    171       34          46         32           59
Purchase obligations:
     Raw material obligations(3)       216       --         162         54           --
     Capital  expenditure
     obligations(4)                     74       74          --         --           --
     Other obligations(5)              261      138          50         28           45
Other long-term liabilities(6)          20        4           8          4            4
                                    ------   ------      ------     ------       ------
TOTAL                               $5,421   $1,423      $  788     $  146       $3,064
                                    ======   ======      ======     ======       ======

(1) See Note 7 in Notes to our Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2) See Note 8 in Notes to our Consolidated Financial Statements for additional information relating to our lease obligations.

(3) Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf.

(4) Represents commitments to suppliers under capital expenditure related contracts or purchase orders.

(5) Represents noncancellable agreements that specify fixed or minimum quantities and agreements that include termination penalty clauses.

(6) Primarily relates to contractual obligations associated with non-compete contracts that resulted from business acquisitions. The table excludes other long-term liabilities included in our Consolidated Financial Statements, such as pension, postretirement and other non-contractual obligations. The timing of payments under these obligations cannot be reasonably estimated. See Note 10 in Notes to our Consolidated Financial Statements for a discussion of our future pension and postretirement contributions.

     Off-Balance Sheet Arrangements

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. Both credit facilities are guaranteed by us. During the second quarter of 2003, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004, which PBG intends to renew, and the other credit facility expires in April 2008. There are certain financial covenants associated with these credit facilities. PBG has used these credit facilities to support their commercial paper program in 2003 and 2002, however, there were no borrowings outstanding under these credit facilities at December 27, 2003, or December 28, 2002.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2003 and 2002, we made cash distributions to our owners totaling $97 million and $156 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

     Capital Expenditures

     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $644 million, $623 million and $593 million during 2003, 2002 and 2001, respectively.

     In 2004, we expect our capital expenditures to be approximately 6% to 7% of net revenues.

     Acquisitions

     During 2003 we acquired the operations and exclusive right to manufacture, sell and distribute beverages from three franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and the assumption of liabilities of $13 million:

     -    Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February.

     -    Cassidy's Beverage Limited of New Brunswick, Canada in February.

     -    Olean Bottling Works, Inc. of Olean, New York in August.

     During 2003, we also paid $5 million for the purchase of certain distribution rights relating to SOBE and DR. PEPPER. In addition, we paid $4 million for purchase obligations relating to acquisitions made in the prior year.

     During 2002, we acquired the operations and exclusive right to manufacture, sell and distribute beverages of several different PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $921 million in cash and $382 million of assumed debt:

     -    Fruko Mesrubat Sanayii A.S. and related companies of Turkey in March.

     - Pepsi-Cola Bottling Company of Aroostook, Inc., of Presque Isle, Maine in June.

     - Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July.

     -    Pepsi-Gemex, S.A. de C.V. of Mexico in November.

     -    Kitchener Beverages Limited of Ontario, Canada in December.

     The Mexican and Turkish acquisitions were made to allow us to increase our markets outside the United States. Our U.S. and Canadian acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     We intend to continue to pursue other acquisitions of independent PepsiCo bottlers in the U.S., Mexico and Canada, particularly in territories contiguous to our own, where they create value for our owners. We also intend to continue to evaluate other international acquisition opportunities as they become available.

CASH FLOWS

     Fiscal 2003 Compared with Fiscal 2002

     Our net cash provided by operations of $1,203 million was driven by the strong cash flow generated from the sale of our products. Net operating cash flow grew by $96 million over the prior year due primarily to the incremental cash generated by our Mexican business. This increase was partially offset by higher tax payments for jurisdictions outside the U.S. and the settlement of our New Jersey wage and hour litigation.

     Net cash used for investments decreased by $550 million to $1,286 million, reflecting lower acquisition spending during 2003 and the lapping of a $181 million investment in our debt defeasance trust in the prior year, partially offset by increases in notes receivable from PBG and capital expenditures.

     Net cash provided by financing increased by $348 million to $1,025 million, driven by an increase in our proceeds from long-term debt, lower short and long-term borrowing repayments and decreased distributions to owners.

     Fiscal 2002 Compared with Fiscal 2001

     Net cash provided by operations increased $34 million to $1,107 million reflecting strong operating income growth, partially offset by an increase in our pension contributions.

     Net cash used for investments increased by $887 million to $1,836 million, primarily due to the acquisitions we made during the year, coupled with the investment in our debt defeasance trust and an increase in capital expenditures as we continue to invest in small bottle production lines and cold drink equipment.

     Net cash provided by financing increased by $850 million to $677 million, driven by proceeds received from our issuance of $1.0 billion of 4.63% senior notes to finance our acquisition of Gemex and decreased distributions to the owners, offset by a reduction of short and long-term borrowings, primarily outside the United States.

MARKET RISKS AND CAUTIONARY STATEMENTS

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include the risk associated with the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements of non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate, including the collectibility of accounts receivable. We regularly assess all of these risks and have policies and procedures in place to protect against the adverse effects of these exposures.

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

      Commodity Price Risk

     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain commodities used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2004, which establish our purchase prices within defined ranges. We had $19 million in unrealized deferred gains and $16 million in unrealized losses based on the commodity rates in effect on December 27, 2003 and December 28, 2002, respectively. We estimate that a 10% decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $17 million and $32 million at December 27, 2003 and December 28, 2002, respectively.

     Interest Rate Risk

     The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt, representing differences between market interest rates and the fixed-rate on the debt. As a result of the market risk, we effectively converted $1.8 billion of our fixed-rate debt to floating-rate debt through the use of interest rate swaps. The fair value of our interest rate swaps resulted in an increase to our swap and debt instruments of $3 million and $23 million at December 27, 2003 and December 28, 2002, respectively.

     We estimate that a 10% decrease in interest rates with all other variables held constant would have resulted in a net increase in the fair value of our financial instruments, both our fixed-rate debt and our interest rate swaps, of $75 million and $60 million at December 27, 2003 and December 28, 2002, respectively.

     Foreign Currency Exchange Rate Risk

     In 2003, approximately 28% of our net revenues came from outside the United States. Social, economic, and political conditions in these international markets may adversely affect our results of operations, cash flows, and financial condition. The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies, and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against currency risks because cash flows from our international operations are usually reinvested locally. In addition, we historically have not entered into hedges to minimize the volatility of reported earnings. Based on our overall evaluation of market risk exposures for our foreign currency financial instruments at December 27, 2003 and December 28, 2002, near-term changes in foreign currency exchange rates would not materially affect our consolidated financial position, results of operations or cash flows in those periods.

     Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002. Beginning in 2003, Russia is no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency in 2003.

     In 2003, approximately 11% of our net revenues was derived from Mexico. In 2003, the Mexican peso devalued by approximately 8%. Future significant movements in the Mexican peso could have a material impact on our financial results.

     Unfunded Deferred Compensation Liability

     Our unfunded deferred compensation liability is subject to changes in PBG's stock price as well as price changes in certain other equity and fixed income investments. Employees participating in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.

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

     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG's stock price. Therefore, changes in compensation expense as a result of changes in PBG's stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10% unfavorable change in PBG's year-end stock price would have reduced the fair value from these commitments by $2 million in 2003 and 2002.

CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

- changes in our relationship with PepsiCo that could have a material adverse effect on our business and financial results;

- restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

- decreased demand for our product resulting from changes in consumers' preferences;

- an inability to achieve volume growth through product and packaging initiatives;

- lower-than-expected net pricing resulting from marketplace competition and competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages;

- material changes from expectations in the cost of raw materials and ingredients;

-    an inability to achieve cost savings;

- an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;

- material changes in expected levels of bottler incentive payments from PepsiCo;

-    changes in product category consumption;

-    unfavorable weather conditions in our markets;

-    unforeseen economic and political changes;

-    possible recalls of our products;

- an inability to meet projections for performance in newly acquired territories;

- changes in laws and regulations, including restrictions on the sale of carbonated soft drinks in schools, changes in food and drug laws, transportation regulations, employee safety rules, labor laws, accounting standards, taxation requirements (including unfavorable outcomes from audits performed by various tax authorities) and environmental laws;

-    changes in our debt ratings; and

- material changes in our expected interest and currency exchange rates and unfavorable market performance of PBG's pension plan assets.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

in millions

FISCAL YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                     2003      2002      2001
                                                                     ----      ----      ----
NET REVENUES ....................................................   $10,265   $ 9,216   $ 8,443
Cost of sales ...................................................     5,215     5,001     4,580
                                                                    -------   -------   -------
GROSS PROFIT ....................................................     5,050     4,215     3,863

Selling, delivery and administrative expenses ...................     4,089     3,318     3,185
                                                                    -------   -------   -------
OPERATING INCOME ................................................       961       897       678

Interest expense ................................................       177       131       132
Interest income .................................................        34        33        54
Other non-operating expenses, net ...............................         7         7        --
Minority interest ...............................................        --         9        14
                                                                    -------   -------   -------

INCOME BEFORE INCOME TAXES ......................................       811       783       586
Income tax expense before rate change ...........................        73        49        24
Income tax rate change expense (benefit) ........................        11        --       (25)
                                                                    -------   -------   -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       727       734       587

Cumulative effect of change in accounting principle, net of
tax .............................................................         6        --        --
                                                                    -------   -------   -------

NET INCOME ......................................................   $   721   $   734   $   587
                                                                    =======   =======   =======

     See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

FISCAL YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                                2003       2002       2001
                                                                                ----       ----       ----
CASH FLOWS--OPERATIONS
Net income ................................................................   $   721    $   734    $   587
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation ...........................................................       556        443        379
   Amortization ...........................................................        12          8        135
   Cumulative effect of change in accounting principle ....................         6         --         --
   Deferred income taxes ..................................................        63         37         (9)
   Other non-cash charges and credits, net ................................       155        103        155
   Changes in operating working capital, excluding effects of acquisitions:
      Accounts receivable, net ............................................       (20)       (19)       (28)
      Inventories, net ....................................................         4         13        (50)
      Prepaid expenses and other current assets ...........................         6         14        (26)
      Accounts payable and other current liabilities ......................       (93)       (23)        53
                                                                              -------    -------    -------
        Net change in operating working capital ...........................      (103)       (15)       (51)
                                                                              -------    -------    -------
   Pension contributions ..................................................      (162)      (151)       (86)
   Other, net .............................................................       (45)       (52)       (37)
                                                                              -------    -------    -------
NET CASH PROVIDED BY OPERATIONS ...........................................     1,203      1,107      1,073
                                                                              -------    -------    -------

CASH FLOWS--INVESTMENTS
Capital expenditures ......................................................      (644)      (623)      (593)
Acquisitions of bottlers ..................................................      (100)      (921)       (52)
Sales of property, plant and equipment ....................................        10          6          6
Notes receivable from PBG, Inc., net ......................................      (552)      (117)      (310)
Investment in debt defeasance trust .......................................        --       (181)        --
                                                                              -------    -------    -------
NET CASH USED FOR INVESTMENTS .............................................    (1,286)    (1,836)      (949)
                                                                              -------    -------    -------

CASH FLOWS--FINANCING
Short-term borrowings, net--three months or less ..........................         8        (78)        50
Net proceeds from issuances of long-term debt .............................     1,141      1,031         --
Payments of long-term debt ................................................       (27)      (120)        --
Distributions to owners ...................................................       (97)      (156)      (223)
                                                                              -------    -------    -------
NET CASH PROVIDED BY (USED FOR) FINANCING .................................     1,025        677       (173)
                                                                              -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............        10         (8)        (7)
                                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       952        (60)       (56)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR ..............................       202        262        318
                                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS--END OF YEAR ....................................   $ 1,154    $   202    $   262
                                                                              =======    =======    =======

     See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC

CONSOLIDATED BALANCE SHEETS

in millions

DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                                       2003        2002
                                                                       ----        ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................................   $  1,154    $    202
Accounts receivable, less allowance of $72 in 2003 and $67 in 2002        994         922
Inventories ......................................................        374         378
Prepaid expenses and other current assets ........................        194         152
Investment in debt defeasance trust ..............................        168          12
                                                                     --------    --------
   TOTAL CURRENT ASSETS ..........................................      2,884       1,666

Property, plant and equipment, net ...............................      3,423       3,308
Other intangible assets, net .....................................      3,562       3,495
Goodwill .........................................................      1,386       1,192
Notes receivable from PBG ........................................      1,506         954
Investment in debt defeasance trust ..............................         --         170
Other assets .....................................................        125         131
                                                                     --------    --------
   TOTAL ASSETS ..................................................   $ 12,886    $ 10,916
                                                                     ========    ========
LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities ...................   $  1,163    $  1,138
Short-term borrowings ............................................         67          51
Current maturities of long-term debt .............................      1,178          16
                                                                     --------    --------
   TOTAL CURRENT LIABILITIES .....................................      2,408       1,205

Long-term debt ...................................................      3,497       3,541
Other liabilities ................................................        628         675
Deferred income taxes ............................................        451         309
                                                                     --------    --------
   TOTAL LIABILITIES .............................................      6,984       5,730
                                                                     --------    --------
OWNERS' EQUITY
Owners' Equity ...................................................      6,409       5,782
Accumulated other comprehensive loss .............................       (503)       (596)
Deferred compensation ............................................         (4)         --
                                                                     --------    --------
   TOTAL OWNERS' EQUITY ..........................................      5,902       5,186
                                                                     --------    --------
      TOTAL LIABILITIES AND OWNERS' EQUITY .......................   $ 12,886    $ 10,916
                                                                     ========    ========

     See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY

in millions

FISCAL YEARS ENDED DECEMBER 27, 2003, DECEMBER 28, 2002 AND DECEMBER 29, 2001

                                                                           ACCUMULATED
                                                OWNERS'                      OTHER
                                                  NET          DEFERRED   COMPREHENSIVE              COMPREHENSIVE
                                               INVESTMENT    COMPENSATION     LOSS         TOTAL     INCOME/(LOSS)
                                               ----------    ------------     ----         -----     -------------
BALANCE AT DECEMBER 30, 2000 .............     $  4,574      $     --      $   (253)      $ 4,321
  Comprehensive income:
      Net income .........................          587            --            --           587       $   587
      Currency translation adjustment ....           --            --           (48)          (48)          (48)
      Minimum pension liability adjustment           --            --           (96)          (96)          (96)
      Cash flow hedge adjustment .........           --            --           (19)          (19)          (19)
                                                                                                        -------
  Total comprehensive income .............                                                              $   424
                                                                                                        =======
  Cash distributions to owners ...........         (223)           --            --          (223)
  Non-cash contribution from owner .......           74            --            --            74
                                                -------      --------      --------       -------

BALANCE AT DECEMBER 29, 2001 .............        5,012            --          (416)        4,596
  Comprehensive income:
      Net income .........................          734            --            --           734       $   734
      Currency translation adjustment ....           --            --            25            25            25
      Minimum pension liability adjustment           --            --          (216)         (216)         (216)
      Cash flow hedge adjustment .........           --            --            11            11            11
                                                                                                        -------
  Total comprehensive income .............                                                              $   554
                                                                                                        =======
  Non-cash contribution from owner .......          192            --            --           192
  Cash distributions to owners ...........         (156)           --            --          (156)
                                                -------      --------      --------       -------

BALANCE AT DECEMBER 28, 2002 .............        5,782            --          (596)        5,186
   Comprehensive income:
      Net income .........................          721            --            --           721       $   721
      Currency translation adjustment ....           --            --            96            96            96
      Minimum pension liability adjustment           --            --           (34)          (34)          (34)
      Cash flow hedge adjustment .........           --            --            31            31            31
                                                                                                        -------
   Total comprehensive income ............                                                              $   814
                                                                                                        =======
   Cash distributions to owners ..........          (97)           --            --           (97)
   Non-cash distributions from owners ....           (4)           --            --            (4)
   Stock compensation ....................            7            (4)           --             3
                                                -------      --------      --------       -------

BALANCE AT DECEMBER 27, 2003 .............      $ 6,409      $     (4)      $  (503)      $ 5,902
                                                =======      ========      ========       =======

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular dollars in millions

NOTE 1--BASIS OF PRESENTATION

     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute from Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

     In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of December 27, 2003.

     Certain reclassifications were made in our Consolidated Financial Statements to 2002 and 2001 amounts to conform to the 2003 presentation.

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

     FISCAL YEAR - Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

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

     REVENUE RECOGNITION - We recognize revenue when our products are delivered to customers. Sales terms allow for a right of return if product freshness has expired or breakage has occurred.

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

     ADVERTISING AND MARKETING COSTS - We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs in the fiscal year incurred. Advertising and marketing costs were $453 million, $441 million and $389 million in 2003, 2002 and 2001, respectively, before bottler incentives received from PepsiCo and other brand owners.

     BOTTLER INCENTIVES - PepsiCo and other brand owners, at their sole discretion, provide us with various forms of bottler incentives. These incentives are mutually agreed-upon between us and PepsiCo and other brand owners and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objective of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we have changed our accounting methodology for the way we record bottler incentives. Prior to 2003, we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales, beginning in 2003 as follows:

- Direct marketplace support represents PepsiCo's and other brand owners' agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales beginning in 2003. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an adjustment to net revenues. Prior to 2003, all direct marketplace support was recorded as an adjustment to net revenues.

- Capital equipment funding is designed to help offset the costs of purchasing and installing marketing equipment, such as vending machines and glass door coolers at customer locations and is recorded as a reduction of cost of sales beginning in 2003. Prior to 2003, capital equipment funding was recorded as a reduction to selling, delivery and administrative expenses.

- Advertising support represents agreed-upon funding to assist us for the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses. Prior to 2003, all funding for media costs was recorded as an adjustment to selling, delivery and administrative expenses.

     Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

                                                       52-WEEKS ENDED
                                                     2003   2002   2001
                                                     ----   ----   ----
Net revenues ...................................     $ 55   $293   $293
Cost of sales ..................................      527     --     --
Selling, delivery and administrative expenses...      108    311    305
                                                     ----   ----   ----
   Total bottler incentives ....................     $690   $604   $598
                                                     ====   ====   ====

     See "New Accounting Standards" for the pro-forma disclosure to our reported results for the 52-weeks ended December 28, 2002 and December 29, 2001, assuming that EITF Issue No. 02-16 had been in place for all periods presented.

     SHIPPING AND HANDLING COSTS - We record the majority of our shipping and handling costs within selling, delivery and administrative expenses. Such costs totaled $1,397 million, $1,172 million and $1,092 million in 2003, 2002 and 2001, respectively.

     FOREIGN CURRENCY GAINS AND LOSSES - We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002 and 2001. Beginning in 2003, Russia is no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency in 2003.

     PENSION AND POSTRETIREMENT BENEFIT PLANS - PBG sponsors pension and other postretirement benefit plans in various forms covering substantially all employees who meet eligibility requirements. We account for PBG's defined benefit pension and postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits. For additional unaudited information, see "Critical Accounting Policies" in Management's Financial Review.

     INCOME TAXES - We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. Valuation allowances are established where expected future taxable income does not support the recognition of the related deferred tax asset. For additional unaudited information, see "Critical Accounting Policies" in Management's Financial Review.

     CASH EQUIVALENTS - Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We determine our allowance for doubtful accounts based on the evaluation of the aging of our trade receivable portfolio and an in-depth analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations, and the economic environments in which we operate. For additional unaudited information, see "Critical Accounting Policies" in Management's Financial Review.

     INVENTORIES - We value our inventories at the lower of cost or net realizable value. The cost of our inventory in the majority of locations is computed on the first-in, first-out method. In Turkey, we compute the cost of our inventories at the lower of cost computed using the weighted-average cost method.

     PROPERTY, PLANT AND EQUIPMENT - We state property, plant and equipment ("PP&E") at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.

     GOODWILL AND OTHER INTANGIBLE ASSETS, NET - During 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain intangible assets, but evaluate them for impairment annually. See "New Accounting Standards" for the pro-forma disclosure to our reported results for the 52-weeks ended December 29, 2001, assuming that SFAS No. 142 had been in place for all periods presented.

     We evaluate our identified intangible assets with indefinite useful lives for impairment annually on an individual basis or by asset groups on a country-by-country basis, depending on the nature of the intangible asset. We measure impairment as the amount by which the carrying value exceeds its estimated fair value. Based upon our annual impairment analysis performed in the fourth quarter of 2003, the estimated fair values of our identified intangible assets with indefinite lives exceeded their carrying amounts.

     We evaluate goodwill on a country-by-country basis ("reporting unit") for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon our annual impairment analysis in the fourth quarter of 2003, the estimated fair value of our reporting units exceeded their carrying value, and as a result, we did not need to proceed to the second step of the impairment test.

     Other identified intangible assets that are subject to amortization are amortized over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of the intangible assets, we consider the nature and terms of the underlying agreements, the customer's attrition rate, competitive environment, and brand history, as applicable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. For additional unaudited information, see "Critical Accounting Policies" in Management's Financial Review.

     INVESTMENT IN DEBT DEFEASANCE TRUST - In 2002 we purchased $181 million in U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9.75% senior notes maturing in March 2004, in order to defease their respective covenants. These marketable securities have maturities that coincide with the scheduled interest payments of the senior notes and ultimate payment of principal. We have categorized these marketable securities as held-to-maturity as we have the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost. At December 27, 2003, total amortized cost for these held-to-maturity securities is $168 million and is recorded in the current portion of investment in debt defeasance trust in our Consolidated Balance Sheets. At December 28, 2002, total amortized costs for these held-to-maturity securities was $182 million, of which $12 million was recorded as current and the remaining $170 million was recorded as long-term in investment in debt defeasance trust in our Consolidated Balance Sheets.

     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT - We use derivative instruments to hedge against the risk associated with the price of commodities purchased and used in our business, interest rates on outstanding debt and in 2002, certain currency exposures. Our use of derivative instruments is limited to interest rate swaps, forward contracts, futures and options on futures contracts. Our company policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

     All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction ("cash flow hedge").

     For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For derivative instruments that hedge interest rate risk, the fair value adjustments are recorded to interest expense, net, in the Consolidated Statements of Operations.

     For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The applicable gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item.

     The ineffective portion of fair value changes on qualifying cash flow hedges is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

     On occasion, we enter into derivative instruments that do not qualify for hedge accounting. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

     We also may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings ("natural hedge"). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

     STOCK-BASED EMPLOYEE COMPENSATION - We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options based upon the fair value of the PBG stock on the date of grant. As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

                                                                52-WEEKS ENDED
                                                            2003     2002     2001
                                                           -----    -----    -----
Net income:
As reported ...........................................    $ 721    $ 734    $ 587
Add: Total stock-based employee compensation expense
         included in reported net income ..............        4       --       --
Less: Total stock-based employee compensation expense
         under fair value-based method for all awards..      (74)     (70)     (64)
                                                           -----    -----    -----
Pro forma .............................................    $ 651    $ 664    $ 523
                                                           =====    =====    =====

     Pro forma compensation cost measured for equity awards granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     During 2003, PBG issued restricted stock awards to certain key members of senior management, which vest over periods ranging from three to five years from the date of grant. These restricted PBG stock awards are earned only if the Company achieves certain performance targets over a three-year period. These restricted PBG stock awards are considered variable awards pursuant to APB Opinion No. 25, which requires the related compensation expense to be re-measured each period until the performance targets are met and the amount of the awards becomes fixed. When the restricted PBG stock award was granted, deferred compensation was recorded as a reduction to owners' equity, and such amount has been adjusted quarterly and amortized on a straight-line basis over the vesting periods. As of December 27, 2003, the deferred compensation balance remaining to be amortized is approximately $4 million. The Company recognized approximately $1 million of expense in 2003 relating to these equity awards.

     COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

     NEW ACCOUNTING STANDARDS

     SFAS No. 142

     During 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Effective the first day of fiscal year 2002 we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. The following table provides pro forma disclosure of the elimination of goodwill and certain franchise rights amortization in 2001, as if SFAS No. 142 had been adopted at the beginning of 2001:

                                             2003   2002   2001
                                             ----   ----   ----
Reported net income ......................   $721   $734   $587
   Add back: Goodwill amortization .......     --     --     35
   Add back: Franchise rights amortization     --     --     88
                                             ----   ----   ----
Adjusted net income ......................   $721   $734   $710
                                             ====   ====   ====

     EITF Issue No. 02-16

     As discussed above in Note 2, the EITF reached a consensus on Issue No. 02-16, addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. In the first quarter of 2003, we have recorded a transition adjustment of $6 million, net of taxes of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances. This accounting change did not have a material effect on our income before cumulative effect of change in accounting principle for the 52-weeks ended December 27, 2003. Assuming that EITF Issue No. 02-16 had been in place for all periods presented, the following pro forma adjustments would have been made to our reported results for the 52-weeks ended December 28, 2002 and December 29, 2001:

                                                                 52-WEEKS ENDED DECEMBER 28, 2002
                                                                 --------------------------------
                                                                    AS     EITF 02-16    PROFORMA
                                                                 REPORTED  ADJUSTMENT     RESULTS
                                                                 --------  ----------     -------
Net revenues ..............................................       $9,216     $ (290)      $8,926
Cost of sales .............................................        5,001       (491)       4,510
Selling, delivery and administrative expenses..............        3,318        201        3,519
                                                                  ------     ------       ------
Operating income ..........................................       $  897     $   --       $  897
                                                                  ======     ======       ======

                                                                 52-WEEKS ENDED DECEMBER 29, 2001
                                                                 --------------------------------
                                                                    AS      EITF 02-16   PROFORMA
                                                                 REPORTED   ADJUSTMENT    RESULTS
                                                                 --------   ----------    -------
Net revenues ..............................................        $8,443     $ (278)     $8,165
Cost of sales .............................................         4,580       (468)      4,112
Selling, delivery and administrative expenses .............         3,185        190       3,375
                                                                   ------     ------      ------
Operating income ..........................................        $  678     $   --      $  678
                                                                   ======     ======      ======

     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income for the 52-weeks ended December 27, 2003, December 28, 2002 and December 29, 2001, would have been as follows:

                                                                         52-WEEKS ENDED
                                                                         --------------
                                                               DECEMBER     DECEMBER      DECEMBER
                                                               27, 2003     28, 2002      29, 2001
                                                               --------     --------      --------
Net income:
  As reported..............................................      $721         $734          $587
  Pro forma ...............................................       727          734           587

     SFAS No. 149

     During 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our Consolidated Financial Statements.

     FIN 46

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The adoption of FIN 46 did not have a material impact on our Consolidated Financial Statements.

     SFAS No. 146

     During 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our Consolidated Financial Statements.

     FIN 45

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our Consolidated Financial Statements.

     Equity Award Accounting

     The FASB is planning to issue an exposure draft proposing to expense the fair value of equity awards beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 3 -- INVENTORIES

                                                 2003      2002
                                                 ----      ----
Raw materials and supplies..                    $ 140     $ 162
Finished goods .............                      234       216
                                                -----     -----
                                                $ 374     $ 378
                                                =====     =====

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT, NET

                                               2003        2002
                                               ----        ----
Land ......................................   $   241    $   228
Buildings and improvements ................     1,185      1,126
Manufacturing and distribution equipment...     3,028      2,768
Marketing equipment .......................     2,131      2,008
Other .....................................       176        154
                                              -------    -------
                                                6,761      6,284
Accumulated depreciation ..................    (3,338)    (2,976)
                                              -------    -------
                                              $ 3,423    $ 3,308
                                              =======    =======

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements ...............   20-33 years
Manufacturing and distribution equipment..   2-15 years
Marketing equipment ......................   3-7 years

NOTE 5  - OTHER INTANGIBLE ASSETS, NET AND GOODWILL

                                                        2003          2002
                                                        ----          ----
Intangibles subject to amortization:
   Gross carrying amount:
     Customer relationships and lists ..               $    42       $    --
     Franchise rights ..................                    23            20
     Other identified intangibles ......                    27            24
                                                       -------       -------
                                                            92            44
                                                       -------       -------
   Accumulated amortization:
     Customer relationships and lists ..                    (3)           --
     Franchise rights ..................                   (10)           (6)
     Other identified intangibles ......                   (12)           (9)
                                                       -------       -------
                                                           (25)          (15)
                                                       -------       -------
Intangibles subject to amortization, net                    67            29
                                                       -------       -------
Intangibles not subject to amortization:
   Carrying amount:
     Franchise rights ..................                 2,908         3,424
     Distribution rights ...............                   286            --
     Trademarks ........................                   207            --
     Other identified intangibles ......                    94            42
                                                       -------       -------
Intangibles not subject to amortization                  3,495         3,466
                                                       -------       -------
Total other intangible assets, net .....               $ 3,562       $ 3,495
                                                       =======       =======
Goodwill ...............................               $ 1,386       $ 1,192
                                                       =======       =======

     Total other intangible assets, net and goodwill increased by approximately $261 million due to the following:

                                                                        OTHER
                                                                      INTANGIBLE
                                                            GOODWILL ASSETS, NET   TOTAL
                                                            -------- -----------   -----
Balance at December 28, 2002 .............................   $ 1,192   $ 3,495    $ 4,687
Purchase price allocations relating to recent acquisitions       163        66        229
Impact of foreign currency translation ...................        31         8         39
Increase in pension asset ................................        --         5          5
Amortization of intangible assets ........................        --       (12)       (12)
                                                             -------   -------    -------
Balance at December 27, 2003 .............................   $ 1,386   $ 3,562    $ 4,948
                                                             =======   =======    =======

     See Note 16 - Acquisitions for further information relating to the changes of goodwill and other intangible assets, net.

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $12 million, $8 million and $135 million in 2003, 2002 and 2001, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                                       ESTIMATED AGGREGATE AMORTIZATION EXPENSE TO BE
                                                                         INCURRED
                                        WEIGHTED-                    ------------------
                                         AVERAGE                     FISCAL YEAR ENDING
                                       AMORTIZATION                  ------------------
                                          PERIOD         2004       2005    2006    2007    2008
                                          ------         ----       ----    ----    ----    ----
Customer relationships and lists...      17 years         $2         $2      $2      $2      $ 2
Franchise rights ..................      5 years          $5         $5      $2      $1      $--
Other identified intangibles ......      6 years          $5         $4      $3      $2      $ 1

NOTE 6--ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                                   2003       2002
                                                                   ----       ----
Accounts payable ................                                 $  392     $  394
Trade incentives ................                                    220        210
Accrued compensation and benefits                                    162        181
Other accrued taxes .............                                    114         57
Other current liabilities .......                                    275        296
                                                                  ------     ------
                                                                  $1,163     $1,138
                                                                  ======     ======

NOTE 7--SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                     2003     2002
                                                                     ----     ----
Short-term borrowings
   Current maturities of long-term debt .........................   $1,178   $   16
   Other short-term borrowings ..................................       67       51
                                                                    ------   ------
                                                                    $1,245   $   67
                                                                    ======   ======
Long-term debt
   5.63% (5.06% effective rate**)  senior notes due 2009 ........   $1,300   $1,300
   5.38% (3.54% effective rate**)  senior notes due 2004 ........    1,000    1,000
   4.63% (4.59% effective rate)  senior notes due 2012 ..........    1,000    1,000
   2.45% (1.87% effective rate**)  senior notes due 2006 ........      500       --
   5.00% (5.12% effective rate)  senior notes due 2013 ..........      400       --
   4.13% (4.48% effective rate)  senior notes due 2015 ..........      250       --
   9.75% (3.77% effective rate***)  senior notes due 2004 .......      160      160
   Other (average rate 2.85%) ...................................       67       68
                                                                    ------   ------
                                                                     4,677    3,528
   Add:  SFAS No. 133 adjustment * ..............................        3       23
         Fair value adjustment relating to purchase accounting ..        3       14
   Less: Unamortized discount, net ..............................        8        8
         Current maturities of long-term debt ...................    1,178       16
                                                                    ------   ------
                                                                    $3,497   $3,541
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

** Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2003.

*** Effective interest rate includes the impact resulting from the fair value adjustment relating to our acquisition of Gemex.

     Maturities of long-term debt as of December 27, 2003, are 2004: $1,173 million, 2005: $15 million, 2006: $505 million, 2007: $28 million, 2008: $0 million and thereafter, $2,956 million. The maturities of long-term debt do not include the non-cash impact of the SFAS No. 133 adjustment, and the interest effect of the fair value adjustment relating to purchase accounting and unamortized discount.

     The $1.3 billion of 5.63% senior notes and the $1.0 billion of 5.38% senior notes are guaranteed by PepsiCo.

     The $1.0 billion of 4.63% senior notes will be guaranteed by PepsiCo starting in February 2004, in accordance with the terms set forth in the related indenture.

     During the second quarter of 2003, we issued $250 million of senior notes with a coupon rate of 4.13%, maturing on June 15, 2015. We used the net proceeds of this offering for general operating needs.

     During the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") that was declared effective by the SEC on September 5, 2003. Under this registration statement, we have the capability to issue, in one or more offerings, up to $1 billion in senior notes. Pursuant to the shelf registration statement on October 7, 2003, we completed the offering of $500 million 2.45% senior notes due on October 16, 2006. In addition, on November 17, 2003, we completed an offering of $400 million 5.0% senior notes due on November 15, 2013. In February 2004, we intend to utilize the net proceeds from these offerings for the repayment of a portion of our $1 billion principal amount of 5.38% senior notes. Pending such use, the net proceeds have been invested in several short-term instruments with original maturities of three months or less and are classified as cash and cash equivalents in our Consolidated Balance Sheet.

     Each of the senior notes mentioned above has redemption features and covenants and will, among other things, limit our ability and the ability of our restricted subsidiaries to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets.

     The $160 million of 9.75% senior notes were issued by Pepsi-Gemex, S.A. de C.V. of Mexico ("Gemex"). In December 2002, we purchased $181 million of U.S. government securities and placed those securities into an irrevocable trust. The trust has been established for the sole purpose of funding payments of principal and interest on the $160 million of 9.75% senior notes maturing in March 2004, in order to defease its respective covenants. We estimate that the U.S. government securities will be sufficient to satisfy all future principal and interest requirements of the senior notes. See Note 2 for further information relating to these instruments.

     We have available short-term bank credit lines of approximately $302 million and $167 million at December 27, 2003 and December 28, 2002, respectively. These lines were used to support the general operating needs of our businesses outside the United States. The weighted-average interest rate for used lines of credit outstanding at December 27, 2003, and December 28, 2002, was 4.17% and 8.85%, respectively.

     Amounts paid to third parties for interest, net of cash received from our interest rate swaps, were $173 million, $128 million and $123 million in 2003, 2002 and 2001, respectively.

     At December 27, 2003, we have outstanding letters of credit and surety bonds valued at $12 million from financial institutions primarily to provide collateral for estimated insurance requirements.

NOTE 8--LEASES

     We have noncancellable commitments under both capital and long-term operating leases, which consist principally of buildings, office equipment and machinery. Capital and operating lease commitments expire at various dates through 2023. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

     Our future minimum commitments under noncancellable leases are set forth below:

                      LEASES
                Capital   Operating
                -------   ---------
2004 ........    $  6        $ 34
2005 ........       1          26
2006 ........       1          20
2007 ........      --          17
2008 ........      --          15
Later years..       3          59
                 ----        ----
                 $ 11        $171
                 ====        ====

     At December 27, 2003, the present value of minimum payments under capital leases was $9 million, after deducting $2 million for imputed interest. Our rental expense was $69 million, $62 million and $40 million for 2003, 2002 and 2001, respectively.

NOTE 9--FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     CASH FLOW HEDGES - We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related to anticipated purchases of aluminum and fuel used in our operations. These contracts, which generally range from one to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements, and are designated as hedges and qualify for cash flow hedge accounting treatment.

     The net amount of deferred losses from our commodity hedging that we recognized into cost of sales in our Consolidated Statements of Operations was $2 million in 2003 and $22 million in 2002. As a result of our commodity hedges, $19 million of deferred gains and $16 million of deferred losses remained in accumulated other comprehensive loss in our Consolidated Balance Sheets, based on the commodity rates in effect on December 27, 2003, and December 28, 2002, respectively. Assuming no change in the commodity prices as measured on December 27, 2003, $19 million of the deferred gain will be recognized in our cost of sales over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2003 or 2002.

     FAIR VALUE HEDGES - We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $1.8 billion of our senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100% effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swaps was a decrease of $20 million in 2003 and an increase of $16 million in 2002. The current portion of the fair value change of our swap and debt has been recorded in prepaid expenses and other current assets and current maturities of long-term debt in our Consolidated Balance Sheets. The long-term portion of the fair value change of our swaps and debt has been recorded in other assets and long-term debt in our Consolidated Balance Sheets.

     UNFUNDED DEFERRED COMPENSATION LIABILITY - Our unfunded deferred compensation liability is subject to changes in PBG's stock price as well as price changes in other equity and fixed income investments. Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG's stock and a variety of other equity and fixed income investment options.

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

     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG's stock price. At December 27, 2003, we had a prepaid forward contract for 638,000 shares at an exercise price of $23.33, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 27, 2003, of $15 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in PBG's stock price compared with the contract exercise price. We recognized $1 million in losses in 2003 and $1 million in gains in 2002, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is classified as selling, delivery and administrative expenses.

     OTHER DERIVATIVES - During 2002, we entered into option contracts to mitigate certain foreign currency risks in anticipation of our acquisition of Gemex. Although these instruments did not qualify for hedge accounting, they were deemed derivatives since they contained a net settlement clause. These options expired unexercised and the cost of these options of $7 million has been recorded in other non-operating expenses, net in our Consolidated Statements of Operations in 2002.

     OTHER FINANCIAL ASSETS AND LIABILITIES - Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.

     Long-term debt at December 27, 2003, had a carrying value and fair value of $4.7 billion and $4.8 billion, respectively, and at December 28, 2002, had a carrying value and fair value of $3.5 billion and $3.7 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 10--PENSION AND POSTRETIREMENT BENEFIT PLANS

     PENSION BENEFITS - Our U.S. employees participate in PBG's noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of PBG qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.

     Our U.S. employees are also eligible to participate in PBG's 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant's pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant's pay.

                                                                         PENSION
                                                                  --------------------
Components of pension expense:                                    2003    2002    2001
                                                                  ----    ----    ----
Service cost ..................................................   $ 37    $ 28    $ 25
Interest cost .................................................     63      56      50
Expected return on plan assets ................................    (67)    (66)    (57)
Amortization of prior service amendments ......................      6       6       4
Amortization of net loss ......................................     13      --      --
Special termination benefits ..................................     --       1      --
                                                                  ----    ----    ----
Net pension expense for the defined benefit plans .............   $ 52    $ 25    $ 22
                                                                  ----    ----    ----

Defined contribution plans expense ............................   $ 19    $ 18    $ 17
                                                                  ----    ----    ----

Total pension expense recognized in the Consolidated
Statements of Operations ......................................   $ 71    $ 43    $ 39
                                                                  ====    ====    ====

     POSTRETIREMENT BENEFITS

     PBG's postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

                                                                     POSTRETIREMENT
                                                                  --------------------
Components of postretirement benefits expense:                    2003    2002    2001
                                                                  ----    ----    ----
   Service cost ...............................................   $  3    $  3    $  3
   Interest cost ..............................................     19      17      16
   Amortization of net loss ...................................      5       2       1
   Amortization of prior service amendments ...................     (2)     (6)     (6)
                                                                  ----    ----    ----
   Net postretirement benefits expense recognized in
   the Consolidated Statements of Operations ..................   $ 25    $ 16    $ 14
                                                                  ====    ====    ====

    CHANGES IN THE PROJECTED BENEFIT OBLIGATIONS

                                                    PENSION           POSTRETIREMENT
                                              ------------------    ------------------
                                                2003       2002       2003      2002
                                                ----       ----       ----      ----
Obligation at beginning of year..........     $   953    $   760    $   286    $   228
Service cost ............................          37         28          3          3
Interest cost ...........................          63         56         19         17
Plan amendments .........................          11         22         --         --
Actuarial loss ..........................         112        127         22         55
Benefit payments ........................         (47)       (41)       (18)       (17)
Special termination benefits ............          --          1         --         --
                                              -------    -------    -------    -------
Obligation at end of year ...............     $ 1,129    $   953    $   312    $   286
                                              =======    =======    =======    =======

     CHANGES IN THE FAIR VALUE OF ASSETS

                                                           PENSION              POSTRETIREMENT
                                                        --------------          --------------
                                                        2003     2002            2003     2002
                                                        ----     ----            ----     ----
Fair value at beginning of year.....................    $ 538    $ 578          $ --     $ --
Actual return on plan assets .......................      121      (61)           --       --
Asset transfers ....................................       --       11            --       --
Employer contributions .............................      197       51            18       17
Benefit payments ...................................      (47)     (41)          (18)     (17)
                                                        -----    -----          ----     ----
Fair value at end of year ..........................    $ 809    $ 538          $ --     $ --
                                                        =====    =====          ====     ====

     ADDITIONAL PLAN INFORMATION

                                                              PENSION          POSTRETIREMENT
                                                           ---------------     ---------------
                                                            2003     2002       2003     2002
                                                           ------   ------     ------   ------
Projected benefit obligation.........................      $1,129   $  953     $  312   $  286
Accumulated benefit obligation.......................       1,006      843        312      286
Fair value of plan assets (1)........................         899      663         --       --

(1) Includes fourth quarter employer contributions.

     The accumulated and projected obligations for all plans exceed the fair value of assets.

     FUNDED STATUS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS

                                                               PENSION          POSTRETIREMENT
                                                               -------          --------------
                                                            2003     2002       2003     2002
                                                            ----     ----       ----     ----
Funded status at end of year .............................  $(320)   $(415)     $(312)   $(286)
Unrecognized prior service cost ..........................     46       41         (7)      (9)
Unrecognized loss ........................................    453      407        127      110
Fourth quarter employer contribution......................     90      125          6        6
                                                            -----    -----      -----    -----
Net amounts recognized ...................................  $ 269    $ 158      $(186)   $(179)
                                                            =====    =====      =====    =====

     NET AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS

                                                                  PENSION       POSTRETIREMENT
                                                                  -------       --------------
                                                               2003     2002     2003     2002
                                                               ----     ----     ----     ----
Other liabilities .........................................   $(124)   $(196)   $(186)   $(179)
Intangible assets .........................................      47       42       --       --
Accumulated other comprehensive loss ......................     346      312       --       --
                                                              -----    -----    -----    -----
Net amounts recognized ....................................   $ 269    $ 158    $(186)   $(179)
                                                              =====    =====    =====    =====

Increase in minimum liability included in accumulated
other comprehensive loss ..................................   $  34    $ 216    $  --    $  --
                                                              =====    =====    =====    =====

     At December 27, 2003, and December 28, 2002, the accumulated benefit obligation of all PBG pension plans exceeded the fair market value of the plan assets resulting in the recognition of the unfunded liability as a minimum balance sheet liability. As a result of this additional liability, our intangible asset increased by $5 million to $47 million in 2003, which equals the amount of unrecognized prior service cost in the plans. The remainder of the liability that exceeded the unrecognized prior service cost was recognized as an increase to accumulated other comprehensive loss of $34 million and $216 million in 2003 and 2002, respectively.

     ASSUMPTIONS

     The assets, liabilities and assumptions used to measure pension and postretirement expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating our rate of return on assets for a given fiscal year, we consider the 10-15 year historical return of the pension investment portfolio, reflecting the weighted return of the plan asset allocation.

     We evaluate these assumptions with our actuarial advisors on an annual basis and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

     The weighted-average assumptions used to measure net expense for years ended:

                                                  Pension            Postretirement
                                                  -------            --------------
                                           2003    2002    2001    2003    2002    2001
                                           ----    ----    ----    ----    ----    ----
Discount rate .....................        6.75%   7.50%   7.75%   6.75%   7.50%   7.75%
Expected return on plan assets(1)..        8.50%   9.50%   9.50%   N/A     N/A     N/A
Rate of compensation increase .....        4.34%   4.33%   4.62%   4.34%   4.33%   4.62%

(1) Expected return on plan assets is presented after administration expenses.

 The weighted-average assumptions used to measure the benefit liability as of the end of the period were as follows:

                                                            PENSION        POSTRETIREMENT
                                                         -------------     --------------
                                                         2003    2002      2003    2002
                                                         ----    ----      ----    ----
Discount rate ..................................         6.25%   6.75%     6.25%   6.75%
Rate of compensation increase...................         4.20%   4.34%     4.20%   4.34%

     FUNDING AND PLAN ASSETS

                                                                 ALLOCATION PERCENTAGE
                                                              --------------------------
                                                              TARGET    ACTUAL    ACTUAL
                                                              ------    ------    ------
  Asset Category                                               2004      2003      2002
                                                               ----      ----      ----
Equity securities...............................              70%-75%     74%      71%
Debt securities.................................              25%-30%     26%      29%

     The table above shows the target allocation and actual allocation. PBG's target allocations of the plan assets reflect the long-term nature of our pension liabilities. None of the assets are invested directly in equity or debt instruments issued by Bottling LLC, PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. PBG's equity investments are diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). PBG's fixed income investments are also diversified and consist of both corporate and U.S. government bonds. We currently do not invest directly into any derivative investments. The plan's assets are held in a pension trust account at our trustee's bank.

     PBG's pension investment policy and strategy are mandated by the Pension Investment Committee (PIC) and is overseen by PBG's Board of Directors' Compensation Committee. The plan assets are invested using a combination of enhanced and passive indexing strategies. The performance of the plan assets is benchmarked against market indices and reviewed by the PIC. Changes in investment strategies, asset allocations and specific investments are approved by the PIC prior to execution.

     HEALTH CARE COST TREND RATES

     We have assumed an average increase of 11.0% in 2004 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.0% in 2013 and thereafter.

     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following effects:

                                                                                           1%              1%
                                                                                           --              --
                                                                                         INCREASE        DECREASE
                                                                                         --------        --------
Effect on total fiscal year 2003 service and interest cost components..................     $ 1            $ (1)
Effect on the fiscal year 2003 accumulated postretirement benefit obligation...........     $10            $ (9)

     During 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed into law. The reported postretirement benefit obligation in our Consolidated Balance Sheet does not reflect the effects of the Act. We do provide prescription drug benefits to Medicare-eligible retirees but have elected to defer recognition of the Act until the FASB provides guidance regarding its accounting treatment. This deferral election is permitted under FASB Staff Position FAS 106-1. We do not believe the adoption of the Act will have a material impact on our consolidated results.

 PENSION AND POSTRETIREMENT CASH FLOW

     Our contributions are made in accordance with applicable tax regulations that provide us and our owners with current tax deductions for our contributions and for taxation to the employee of plan benefits when the benefits are received. We do not fund PBG's pension plan and postretirement plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total pension liabilities at December 27, 2003, $59 million relates to plans not funded due to these unfavorable tax consequences.

EMPLOYER CONTRIBUTIONS                                                          PENSION            POSTRETIREMENT
                                                                                -------            --------------
2002.........................................................................     $151                   $19
2003.........................................................................      162                    18
2004 (expected)..............................................................      100                    20

     Our 2004 expected contributions are intended to meet or exceed the IRS minimum requirements and provide us with current tax deductions.

NOTE 11 -- EMPLOYEE STOCK OPTION PLANS

     Under PBG's long-term incentive plan, PBG stock options are issued to middle and senior management employees and vary according to salary and level. Except as noted below, PBG options granted in 2003, 2002 and 2001 had exercise prices ranging from $18.25 per share to $25.50 per share, $23.25 per share to $29.25 per share, and $18.88 per share to $22.50 per share, respectively, expire in 10 years and generally become exercisable 25% after one year, an additional 25% after two years, and the remainder after three years.

     In 2001, two additional PBG option grants were made to certain senior management employees. One grant had an exercise price of $19.50 per share, expires in 10 years and became exercisable on the grant date. The other grant had an exercise price of $22.50 per share, expires in 10 years and becomes exercisable in 5 years.

     The following table summarizes option activity during 2003:

                                                                                                 WEIGHTED-AVERAGE
Options in millions                                                               OPTIONS         EXERCISE PRICE
                                                                                  -------        ----------------
Outstanding at beginning of year ........................................          37.4               $15.53
   Granted ..............................................................           8.1                23.27
   Exercised ............................................................          (3.1)               11.27
   Forfeited ............................................................          (1.1)               22.44
                                                                                   ----
Outstanding at end of year ..............................................          41.3               $17.19
                                                                                   ====               ======
Exercisable at end of year ..............................................          26.9               $13.93
                                                                                   ====               ======
Weighted-average fair value of options granted during the year...........                             $ 9.29
                                                                                                      ======

     The following table summarizes option activity during 2002:

                                                                                WEIGHTED-AVERAGE
Options in millions                                                    OPTIONS   EXERCISE PRICE
                                                                       -------  ----------------
Outstanding at beginning of year ................................       39.7         $13.20
   Granted ......................................................        6.4          25.32
   Exercised ....................................................       (8.1)         11.63
   Forfeited ....................................................       (0.6)         16.89
                                                                        ----
Outstanding at end of year ......................................       37.4         $15.53
                                                                        ====         ======
Exercisable at end of year ......................................       19.9         $12.59
                                                                        ====         ======
Weighted-average fair value of options granted during the year...                    $10.89
                                                                                     ======

     The following table summarizes option activity during 2001:

                                                                                WEIGHTED-AVERAGE
Options in millions                                                    OPTIONS   EXERCISE PRICE
                                                                       -------  ----------------
Outstanding at beginning of year ................................        33.2        $10.75
   Granted ......................................................        10.2         20.47
   Exercised ....................................................        (1.8)        10.84
   Forfeited ....................................................        (1.9)        12.01
                                                                         ----
Outstanding at end of year ......................................        39.7        $13.20
                                                                         ====        ======
Exercisable at end of year ......................................         6.6        $13.38
                                                                         ====        ======
Weighted-average fair value of options granted during the year...                    $ 8.55
                                                                                     ======

     Stock options outstanding and exercisable at December 27, 2003:


                                                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                                -------------------         -------------------
                                                    WEIGHTED-
                                                     AVERAGE
                                                    REMAINING   WEIGHTED-             WEIGHTED-
Options in millions                                CONTRACTUAL   AVERAGE               AVERAGE
                                                     LIFE IN    EXERCISE              EXERCISE
RANGE OF EXERCISE PRICE                    OPTIONS    YEARS       PRICE    OPTIONS     PRICE
-----------------------                    -------    -----     --------   -------    --------
$ 9.38-$11.49....................             7.2      6.00      $ 9.39       7.2      $ 9.39
$11.50-$15.88....................            12.0      5.06      $11.63      12.0      $11.61
$15.89-$22.50....................             9.1      7.12      $20.44       5.7      $20.50
$22.51-$29.25....................            13.0      8.54      $24.36       2.0      $25.35
                                             ----                            ----
                                             41.3      6.77      $17.19      26.9      $13.93
                                             ====      ====      ======      ====      ======

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                        2003           2002          2001
                                                        ----           ----          ----
Risk-free interest rate......................           2.9%           4.5%           4.6%
Expected life ...............................         6 years        6 years        6 years
Expected volatility .........................            37%            37%            35%
Expected dividend yield......................          0.17%          0.16%          0.20%

NOTE 12--INCOME TAXES

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

     The details of our income tax provision are set forth below:

                                                                     2003    2002    2001
                                                                     ----    ----    ----
Current:
           Federal ...........................................       $  7    $ (3)   $  2
           Foreign ...........................................         12      11       4
           State .............................................          1       4       2
                                                                     ----    ----    ----
                                                                       20      12       8
                                                                     ----    ----    ----
Deferred:
           Federal ...........................................         33      32      15
           Foreign ...........................................         18       2      (1)
           State .............................................          2       3       2
                                                                     ----    ----    ----
                                                                       53      37      16
                                                                     ----    ----    ----
                                                                       73      49      24
           Cumulative effect of change in accounting principle         (1)     --      --
           Rate change expense/(benefit) .....................         11      --     (25)
                                                                     ----    ----    ----
                                                                     $ 83    $ 49    $ (1)
                                                                     ====    ====    ====

     Our income tax provision includes a nonrecurring increase in income tax expense of $11 million and a nonrecurring reduction in income tax expense of $25 million due to enacted tax rate changes in Canada during the 2003 and 2001 respective tax years.

     Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

                                                                   2003     2002     2001
                                                                   ----     ----     ----
Income taxes computed at the U.S. federal statutory rate.....      35.0%    35.0%    35.0%
Income taxable to owners ....................................     (23.4)   (26.4)   (28.5)
State income tax, net of federal tax benefit ................       0.3      0.6      0.4
Impact of results outside of U.S. and Mexico ................      (8.1)    (6.2)    (9.8)
Impact of Mexico operations .................................     (12.4)      --       --
Changes in valuation allowances .............................      14.9      1.4      1.3
Goodwill and other nondeductible expenses ...................       1.5      0.8      2.7
Other, net ..................................................       1.2      1.2      3.0
                                                                   ----     ----     ----
                                                                    9.0      6.4      4.1
Rate change expense (benefit) ...............................       1.4       --     (4.3)
                                                                   ----     ----     ----
Total effective income tax rate .............................      10.4%     6.4%    (0.2)%
Cumulative effect of change in accounting principle .........        --       --       --
                                                                   ----     ----     ----
Total effective income tax rate .............................      10.4%     6.4%    (0.2)%
                                                                   ====      ===     ====

     The details of our 2003 and 2002 deferred tax liabilities (assets) are set forth below:

                                                            2003     2002
                                                            ----     ----
Intangible assets and property, plant and equipment.....    $ 480    $ 368
Other ..................................................       34        9
                                                            -----    -----
Gross deferred tax liabilities .........................      514      377
                                                            -----    -----
Net operating loss carryforwards .......................     (270)    (149)
Employee benefit obligations ...........................      (19)     (31)
Various liabilities and other ..........................      (55)     (56)
                                                            -----    -----
Gross deferred tax assets ..............................     (344)    (236)
Deferred tax asset valuation allowance .................      271      147
                                                            -----    -----

Net deferred tax assets ................................      (73)     (89)
                                                            -----    -----
Net deferred tax liability .............................    $ 441    $ 288
                                                            =====    =====

Included in:
Prepaid expenses and other current assets ..............    $ (10)   $ (21)
Deferred income taxes ..................................      451      309
                                                            -----    -----
                                                            $ 441    $ 288
                                                            =====    =====

     We have net operating loss carryforwards totaling $807 million at December 27, 2003, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these carryforwards, $6 million expire in 2004 and $801 million expire at various times between 2005 and 2023. We have established a full valuation allowance for the net operating loss carryforwards attributable to Spain, Greece, Russia, Turkey and Mexico based upon our projection that it is more likely than not that these losses will not be realized. In addition, at December 27, 2003, we have tax credit carryforwards in the U.S. of $7 million with an indefinite carryforward period and in Mexico of $12 million, which expire at various times between 2008 and 2013.

     Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have increased by $124 million in 2003 and $25 million in 2002.

     Approximately $22 million of our valuation allowance relating to our deferred tax asset at December 27, 2003 would be applied to goodwill if reversed in future years.

     Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable.

     Income taxes receivable from taxing authorities were $34 million at December 27, 2003 and income taxes payable were $11 million at December 28, 2002. Such amounts are recorded within prepaid expenses and other current assets and accounts payable and other current liabilities in our Consolidated Balance Sheets, respectively. Income taxes receivable from related parties were $6 million and $3 million at December 27, 2003, and December 28, 2002, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets. Amounts paid to taxing authorities for income taxes were $37 million, $0, and $11 million in 2003, 2002 and 2001 respectively.

NOTE 13--GEOGRAPHIC DATA

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in the U.S., Mexico, Canada, Spain, Russia, Greece, and Turkey.

                                NET REVENUES
                        ---------------------------
                         2003      2002       2001
                         ----      ----       ----
U.S. ..............     $ 7,406   $ 7,572   $ 7,197
Mexico ............       1,105       164        --
Other countries ...       1,754     1,480     1,246
                        -------   -------   -------
                        $10,265   $ 9,216   $ 8,443
                        =======   =======   =======

                        LONG-LIVED ASSETS
                        -----------------
                          2003     2002
                          ----     ----
U.S. ..............     $ 7,220   $ 6,537
Mexico ............       1,432     1,586
Other countries....       1,350     1,127
                        -------   -------
                        $10,002   $ 9,250
                        =======   =======

NOTE 14 -- RELATED PARTY TRANSACTIONS

     PepsiCo is considered a related party due to the nature of our franchisee relationship and its ownership interest in our Company.

     PBG has entered into a number of agreements with PepsiCo since its initial public offering. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

     (1) The master bottling agreement for cola beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks in the United States; master bottling agreements and distribution agreements for non-cola products in the United States, including Mountain Dew; and a master fountain syrup agreement in the United States;

     (2) Agreements similar to the master bottling agreement and the non-cola agreements for each country in which we operate, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement for Canada, similar to the master syrup agreement;

     (3) A shared services agreement whereby PepsiCo provides us or we provide PepsiCo with certain support, including information technology maintenance, procurement of raw materials, shared space, employee benefit administration, credit and collection, and international tax and accounting services. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service. During 2001, a PepsiCo affiliate provided casualty insurance to us; and

     (4) Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the initial public offering.

     Additionally, we review our annual marketing, advertising, management and financial plans each year with PepsiCo for its approval. If we fail to submit these plans, or if we fail to carry them out in all material respects, PepsiCo can terminate our beverage agreements. If our beverage agreements with PepsiCo are terminated for this or for any other reason, it would have a material adverse effect on our business and financial results.

     BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its discretion, provides us with various forms of bottler incentives to promote its beverages. These incentives are mutually agreed-upon between us and PepsiCo and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objectives of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we have changed our accounting methodology for the way we record bottler incentives. See Note 2 - Summary of Significant Accounting Policies for a discussion on the change in classification of these bottler incentives.

     Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $646 million, $560 million and $554 million for 2003, 2002 and 2001, respectively. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

     PURCHASES OF CONCENTRATE AND FINISHED PRODUCT - We purchase concentrate from PepsiCo, which is the critical flavor ingredient used in the production of carbonated soft drinks and other ready-to-drink beverages. PepsiCo determines the price of concentrate annually at its discretion. We also pay a royalty fee to PepsiCo for the Aquafina trademark. Amounts paid or payable to PepsiCo and its affiliates for concentrate and royalty fees were $1,971 million, $1,699 million and $1,584 million in 2003, 2002 and 2001, respectively.

     We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. During 2003, 2002 and 2001, total amounts paid or payable to PepsiCo or PepsiCo joint ventures for these transactions were $556 million, $464 million and $375 million, respectively.

     We provide manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2003, 2002 and 2001, total amounts paid or payable by PepsiCo for these transactions were $6 million, $10 million and $32 million, respectively.

     FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $200 million, $200 million and $185 million, in 2003, 2002 and 2001, respectively.

     OTHER TRANSACTIONS - Prior to 2002, Hillbrook Insurance Company, Inc., a subsidiary of PepsiCo, provided insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to Hillbrook Insurance Company, Inc. during 2001 were $58 million.

     We provide and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements, including information technology maintenance, procurement of raw materials, shared space, employee benefit administration, credit and collection, and international tax and accounting services. Total net expenses incurred were approximately $62 million, $57 million and, $133 million during 2003, 2002 and 2001, respectively.

     We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in all of Russia except Moscow. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $51 million, $44 million and $27 million in 2003, 2002 and 2001, respectively.

     Under tax sharing arrangements we have with PepsiCo we received $7 million, $3 million and $4 million in tax related benefits from PepsiCo in 2003, 2002 and 2001, respectively.

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                  2003        2002       2001
                                                                  ----        ----       ----
Net revenues:
  Bottler incentives .......................................     $    21    $   257    $   262
                                                                 =======    =======    =======
Cost of sales:
  Purchases of concentrate and finished products,
      and Aquafina royalty fees ............................     $(2,527)   $(2,163)   $(1,959)
  Bottler incentives .......................................         527         --         --
  Manufacturing and distribution service reimbursements ....           6         10         32
                                                                 -------    -------    -------
                                                                 $(1,994)   $(2,153)   $(1,927)
                                                                 =======    =======    =======
Selling, delivery and administrative expenses:
  Bottler incentives .......................................     $    98    $   303    $   292
  Fountain service fee .....................................         200        200        185
  Frito-Lay purchases ......................................         (51)       (44)       (27)
  Insurance fees ...........................................          --         --        (58)
  Shared services ..........................................         (62)       (57)      (133)
                                                                 -------    -------    -------
                                                                 $   185    $   402    $   259
                                                                 =======    =======    =======
Income tax expense .........................................     $     7    $     3    $     4
                                                                 =======    =======    =======

     We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.

     As part of our acquisition in Turkey (see Note 16), we paid PepsiCo $8 million for its share of Fruko Mesrubat Sanayii A.S. and related entities in 2002. In addition, we sold certain brands to PepsiCo from the net assets acquired for $16 million in 2002.

     As part of our acquisition of Gemex (see Note 16), PepsiCo received $297 million in 2002 for the tender of its shares for its 34.4% ownership in the outstanding capital stock of Gemex. In addition, PepsiCo made a payment to us for $17 million in 2002, to facilitate the purchase and ensure a smooth ownership transition of Gemex.

     We paid PepsiCo $3 million, $10 million and $9 million during 2003, 2002 and 2001, respectively, for distribution rights relating to the SoBe brand in certain Bottling LLC-owned territories in the U.S. and Canada.

     The $1.3 billion of 5.63% senior notes and the $1.0 billion of 5.38% senior notes issued on February 9, 1999, are guaranteed by PepsiCo. In addition, the $1.0 billion of 4.63% senior notes issued on November 15, 2002, will also be guaranteed by PepsiCo starting in February 2004 in accordance with the terms set forth in the related indenture.

     Amounts payable to PepsiCo and its affiliates were $20 million and $26 million at December 27, 2003, and December 28, 2002, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

     PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 27, 2003, PBG owned approximately 93.2% of our equity.

     Beginning in 2002, PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2003 and 2002 were $98 million and $86 million, respectively.

     We have loaned PBG $552 million and $117 million during 2003 and 2002, respectively, net of repayments. During 2003, these loans were made through a series of 1-year notes, with interest rates ranging from 1.6% to 1.9%. Total intercompany loans owed to us from PBG at December 27, 2003 and December 28, 2002, were $1,506 million and $954 million, respectively. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $22 million at December 27, 2003 and December 28, 2002, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

     Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $26 million, $24 million and $44 million, in 2003, 2002 and 2001, respectively.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. Both credit facilities are guaranteed by us. During the second quarter of 2003, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004, which PBG intends to renew, and the other credit facility expires in April 2008. There are certain financial covenants associated with these credit facilities. PBG has used these credit facilities to support their commercial paper program in 2003 and 2002, however, there were no borrowings outstanding under these credit facilities at December 27, 2003, or December 28, 2002.

We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2003 and 2002, we made cash distributions to PBG and PepsiCo totaling $97 million and $156 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

Managing Director and Officers

     One of our managing directors is an employee of PepsiCo and the other managing directors and officers are employees of PBG.

NOTE 15 -- CONTINGENCIES

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

NOTE 16 -- ACQUISITIONS

     During 2003 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from three franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and assumption of liabilities of $13 million:

-    Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February.

-    Cassidy's Beverage Limited of New Brunswick, Canada in February.

-    Olean Bottling Works, Inc. of Olean, New York in August.

     As a result of these acquisitions, we have assigned $7 million to goodwill, $76 million to franchise rights and $5 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five years. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the dates of acquisitions. The operating results of each of our acquisitions are included in the accompanying consolidated financial statements from its respective date of purchase. These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     During 2003, we also paid $5 million for the purchase of certain franchise rights relating to SOBE and DR. PEPPER and paid $4 million for purchase obligations relating to acquisitions made in the prior year.

     During 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate amount of $921 million in cash and $382 million of assumed debt:

     -   Fruko Mesrubart Sanayii A.S. and related entities of Turkey in March.

     - Pepsi-Cola Bottling Company of Aroostook, Inc., of Presque Isle Maine in June.

     - Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July.

     -   Pepsi-Gemex, S.A. de C.V. of Mexico in November.

     -   Kitchener Beverages Limited of Ontario, Canada in December.

     For our 2002 acquisitions, we made additional purchase price allocations to goodwill and other intangible assets, net of approximately $136 million in 2003. The final allocations of the purchase prices were determined based on the fair value of assets acquired and liabilities assumed as of the date of acquisition. During 2003, the allocations of the purchase prices for these acquisitions were finalized. As a result of our final purchase price allocations to our 2002 acquisitions, the total amount that we have assigned to goodwill and other intangibles, net in our Consolidated Balance Sheets were $302 million and $835 million, respectively.

     The largest of our 2002 acquisitions was Gemex, where we acquired all of its outstanding capital stock. Our total cost for the purchase of Gemex was a net cash payment of $871 million and assumed debt of approximately $318 million. The following table summarizes the final allocation of fair values of the assets acquired and liabilities assumed in connection with our acquisition of Gemex, net of cash acquired:


                                                                           GEMEX
                                                                        PRELIMINARY         PURCHASE      GEMEX FINAL
                                                    USEFUL LIFE          ALLOCATION        ACCOUNTING     ALLOCATION
                                                      (YEARS)               2002           ADJUSTMENTS       2003
                                                      -------               ----           -----------       ----
ASSETS
  Current assets..................................                         $  101             $   4         $  105
  Fixed assets....................................     5-33                   505                 2            507
  Intangible assets subject to amortization:
     Customer relationships and lists ............     17-20                   --                46             46
  Goodwill........................................                            126               161            287
  Indefinite lived intangible assets
     Franchise rights.............................  Indefinite                808              (621)           187
     Trademarks...................................  Indefinite                 --               225            225
     Distribution rights..........................  Indefinite                 --               311            311
     Other identified intangibles.................  Indefinite                 --                10             10
  Other assets....................................                             15                (9)             6
                                                                           ------             -----         ------
           TOTAL ASSETS...........................                         $1,555             $ 129         $1,684
                                                                           ------             -----         ------
LIABILITIES
  Accounts payable and other current liabilities..                            141                24            165
  Short-term borrowings...........................                              5                --              5
  Long-term debt..................................                            300                13            313
  Deferred income taxes...........................                            137                92            229
  Other liabilities...............................                            101                --            101
                                                                           ------             -----         ------
           TOTAL LIABILITIES......................                         $  684             $ 129         $  813
                                                                           ------             -----         ------
NET ASSETS ACQUIRED...............................                         $  871             $  --         $  871
                                                                           ======             =====         ======

     As noted in the table above, we have adjusted the preliminary allocation of goodwill relating to Gemex by $161 million in 2003. These adjustments resulted primarily from revised estimates of the fair value of our intangible assets of $29 million and the recognition of deferred tax liabilities of $92 million. In addition, we have adjusted the preliminary allocation of goodwill of Gemex for pre-acquisition contingencies of $17 million and severance and other facility closing costs of $23 million. These adjustments were made in accordance with our previously established acquisition plans.

     The following unaudited pro-forma operating information summarizes our consolidated results of operations as if the Gemex acquisition had occurred on the first day of fiscal year 2002 and 2001.

                                             2002      2001
                                             ----      ----
Net revenues .............                 $10,297   $ 9,617
Income before income taxes                 $   811   $   612
Net income ...............                 $   753   $   605

NOTE 17--ACCUMULATED OTHER COMPREHENSIVE LOSS

      The balances related to each component of accumulated other comprehensive loss were as follows:

                                              2003     2002     2001
                                              ----     ----     ----
Currency translation adjustment ........     $(180)   $(276)   $(301)
Cash flow hedge adjustment .............        23       (8)     (19)
Minimum pension liability adjustment ...      (346)    (312)     (96)
                                             -----    -----    -----
Accumulated other comprehensive loss ...     $(503)   $(596)   $(416)
                                             =====    =====    =====

NOTE 18--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FIRST        SECOND         THIRD         FOURTH
2003                                      QUARTER       QUARTER       QUARTER        QUARTER     FULL-YEAR
----                                      -------       -------       -------        -------     ---------
Net revenues...........................    $1,874        $2,532        $2,810         $3,049      $10,265
Gross profit...........................       947         1,242         1,372          1,489        5,050
Operating income.......................       119           276           360            206          961
Net income.............................        70           229           307            115          721

                                            FIRST       SECOND         THIRD         FOURTH
2002                                       QUARTER      QUARTER       QUARTER        QUARTER     FULL-YEAR
----                                       -------      -------       -------        -------     ---------
Net revenues...........................    $1,772        $2,209        $2,455         $2,780       $9,216
Gross profit...........................       830         1,024         1,118          1,243        4,215
Operating income.......................       135           272           338            152          897
Net income.............................       107           240           287            100          734

                          Independent Auditors' Report

Owners of
Bottling Group, LLC:

     We have audited the accompanying consolidated balance sheets of Bottling Group, LLC and subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, cash flows and changes in owners' equity for each of the fiscal years in the three-year period ended December 27, 2003. These consolidated financial statements are the responsibility of management of Bottling Group, LLC. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the company adopted FASB 142, "Goodwill and Other Intangible Assets," as of December 30, 2001 and Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

/s/ KPMG LLP

New York, New York

January 27, 2004

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

     ITEM 9A. CONTROLS AND PROCEDURES

         Bottling LLC's management carried out an evaluation (the "Evaluation"), as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon the Evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bottling LLC and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC. In addition, there were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

     ITEM 10. MANAGING DIRECTORS OF BOTTLING LLC

     The name, age and background of each of Bottling LLC's Managing Directors is set forth below.

     JOHN T. CAHILL, 46, is a Managing Director of Bottling LLC. Mr. Cahill is also PBG's Chairman of the Board and Chief Executive Officer. He had been PBG's Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

     PAMELA C. MCGUIRE, 56, is a Managing Director of Bottling LLC. She is also the Senior Vice President, General Counsel and Secretary of PBG. She was the Vice President and Division Counsel of the Pepsi-Cola Company from 1989 to March 1998, at which time she was named its Vice President and Associate General Counsel. Ms. McGuire joined PepsiCo in 1977 and held several other positions in its legal department through 1989.

     MATTHEW M. MCKENNA, 53, is a Managing Director of Bottling LLC. He is also the Senior Vice President of Finance of PepsiCo. Previously he was Senior Vice President and Treasurer and before that, Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

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

     ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table provides information on compensation earned and PBG's stock options awarded for the years indicated by PBG to Bottling LLC's Principal Executive Officer and the two other executive officers of Bottling LLC as of the end of the 2003 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM  COMPENSATION
                                   ANNUAL COMPENSATION                                   AWARDS                PAYOUTS
                                   -------------------                                   ------                -------
                                                                                              Securities
                                                            Other Annual       Restricted    Under- Lying                All Other
 Name and Principal                                         Compensation      Stock Awards     Options        LTIP      Compensation
    Position          Year        Salary($)   Bonus($)           ($)               ($)           (#)       Payouts ($)       ($)
    --------          ----        ---------   --------           ---               ---           ---       -----------       ---
John T. Cahill        2003        $817,692    $515,630         $26,409(1)      $1,500,000(2)   526,596      $      0      $ 8,141(3)
Principal             2002         721,154     681,500          32,227                  0      287,129             0        6,843
Executive Officer     2001         636,712     870,000          12,566                  0      739,300       442,200        6,821

Alfred H. Drewes      2003         372,231     140,630          14,475(4)       1,500,000(2)   127,660       241,050(5)     8,000(6)
Principal Financial   2002         355,923     217,550          13,060                  0      113,109       218,962        6,338
Officer               2001         175,000     268,090           7,522                  0      135,758             0            0

Andrea L. Forster     2003         193,307      50,000           4,695(4)               0       34,043             0        7,624(6)
Principal             2002         187,923      92,700           5,744                  0       29,941       111,219        7,498
Accounting Officer    2001         180,154     106,920           4,695                  0       43,622             0        6,800

(1) This amount reflects (i) benefits from the use of corporate transportation and (ii) payment of the executive's tax liability with respect to certain Company provided perquisites.

(2) This amount reflects the dollar value of the maximum number of restricted shares of PBG Common Stock available to the executive under a Special Leadership Award authorized by PBG's Compensation Subcommittee in January 2003 and granted to the executive on March 1, 2003 (the "Grant Date"). The actual number of shares retained by the executive will range from 0 to a maximum of 63,830 depending upon the financial performance of PBG for the 3-year period commencing on the Grant Date and the executive's continued active employment with PBG through December 31, 2007. If the performance condition is met, fifty percent of the award will vest on December 31, 2005 and the remaining fifty percent will vest on December 31, 2007. Dividends that are declared and paid by the Company on the shares of restricted stock shall be deferred until the shares have vested. Upon forfeiture of any such shares, the deferred dividends shall also be forfeited. The dollar value of the award was calculated by multiplying the average of the high and low trading price, rounded up to the nearest quarter, of PBG's common stock on the Grant Date, by the maximum number of shares awarded.

(3) This amount reflects (i) a standard PBG matching contribution in PBG Common Stock to the executive's 401(k) account and (ii) a premium amount of $141.00 for Mr. Cahill, imputed as income in connection with his waiver of rights to future compensation payments under the Company's executive income deferral plan and the arrangement entered into by PBG whereby such waived amounts were used for the purpose of purchasing insurance for his benefit and that of his designated beneficiary.

(4) This amount reflects payment of the executive's tax liability with respect to certain PBG provided perquisites.

(5) This amount reflects the cash payout of a variable award granted in 2000 based, in part, upon PBG performance targets pre-established by PBG's Compensation Subcommittee.

(6) This amount reflects a standard PBG matching contribution in PBG Common Stock to the executive's 401(k) account.

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

     STOCK OWNERSHIP AND DIRECTOR RELATIONSHIPS WITH PEPSICO. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 20, 2004, PepsiCo's ownership represented 40.8% of the outstanding Common Stock and 100% of the outstanding Class B Common Stock together representing 46.0% of the voting power of all classes of PBG's voting stock. PepsiCo also owns approximately 6.8% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary. In addition, Matthew M. McKenna, a Managing Director of Bottling LLC, is an executive officer of PepsiCo.

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

     Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2003 are described below.

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

     During 2003, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products were approximately $2.2 billion.

     PBG Manufacturing Services. PBG provides manufacturing services to PepsiCo in connection with the production of certain finished beverage products. In 2003, amounts paid or payable by PepsiCo to PBG for these services were approximately $5.9 million.

     Purchase of Distribution Rights. During 2003, PBG paid PepsiCo approximately $2.9 million for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States and Canada.

     Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the "Partnership"). During 2003, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $142.7 million.

     PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 2003, amounts paid or payable to the North American Coffee Partnership by PBG were approximately $149.2 million.

     Under tax sharing arrangements we have with PepsiCo and PepsiCo joint ventures, we received $6.6 million in tax related benefits in 2003.

     Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution through all of Russia except for Moscow. In 2003, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $50.8 million. Our agreement with Frito-Lay expires in 2004, however we expect to renew the agreement and continue our relationship with Frito-Lay.

     Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement and other arrangements, including information technology maintenance and the procurement of raw materials. During 2003, amounts paid or payable to PepsiCo for these services totaled approximately $71.5 million.

     Pursuant to the shared services agreement and other arrangements, PBG provides various services to PepsiCo, including employee benefit, credit and collection, international tax and accounting services. During 2003, payments to PBG from PepsiCo for these services totaled approximately $6.4 million.

     Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $3.3 million in 2003.

     National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo's national fountain customers. In 2003, net amounts paid or payable by PepsiCo to PBG for these services were approximately $199.5 million.

     Bottler Incentives. PepsiCo provides PBG with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. These bottler incentives are intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials), capital equipment funding and advertising support. For 2003, total bottler incentives paid or payable to PBG or on behalf of PBG by PepsiCo approximated $646.2 million.

     PBG provides certain administrative support services to PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC. In 2003, amounts paid or payable by PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC to PBG for these services were approximately $255,000.

     PepsiCo Guarantees. The $1.3 billion of 5.63% senior notes and the $1.0 billion of 5.38% senior notes issued on February 9, 1999, by us are guaranteed by PepsiCo in accordance with the terms set forth in the related indentures. In addition, the $ 1.0 billion of 4.63% senior notes issued on November 15, 2002, are also guaranteed by PepsiCo starting in February 2004 in accordance with the terms set forth in the related indenture.

      PBG/Bottling LLC Transactions. PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 27, 2003, PBG owned approximately 93.2% of our equity.

     PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2003 were $98 million.

     We have loaned PBG $552 million during 2003 net of repayments. During 2003, these loans were made through a series of 1-year notes, with interest rates ranging from 1.6% to 1.9%. Total intercompany loans owed to us from PBG at December 27, 2003 were $1,506 million. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $22 million at December 27, 2003, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

     Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $26 million in 2003.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. Both credit facilities are guaranteed by us. During the second quarter of 2003, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004, which PBG intends to renew, and the other credit facility expires in April 2008. There are certain financial covenants associated with these credit facilities. PBG has used these credit facilities to support their commercial paper program in 2003 and 2002, however, there were no borrowings outstanding under these credit facilities at December 27, 2003 or December 28, 2002.

     Bottling Group, LLC Distribution. We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2003, in accordance with our Limited Liability Company Agreement we made cash distributions to PepsiCo in the amount of $6.8 million, and to PBG in the amount of $90.5 million. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

     Relationships and Transactions with Management and Others. One of our managing directors is an employee of PepsiCo and the other managing directors and officers are employees of PBG. Linda G. Alvarado, a member of PBG's Board of Directors, together with her husband and children, own and operate Taco Bell and Pizza Hut restaurant companies that purchase beverage products from PBG. In 2003, the total amount of these purchases was approximately $317,740.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In addition to retaining KPMG LLP to audit Bottling LLC's consolidated financial statements for 2004, Bottling LLC and its affiliates retained KPMG LLP, as well as other accounting firms to provide various services in 2004, and expect to continue to do so in the future. The aggregate fees billed for professional services by KPMG LLP in 2003 and 2002 were as follows:

     AUDIT FEES. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of Bottling LLC's consolidated financial statements, the reviews of its interim financial statements included in PBG's Forms 10-Q and all statutory audits were approximately $3.5 million for the fiscal year ended December 27, 2003 and approximately $4.5 million for the fiscal year ended December 28, 2002.

AUDIT-RELATED FEES. The aggregate fees billed by KPMG LLP for professional services rendered primarily related to due diligence work on acquisitions, accounting consultation for a proposed transaction, audits of employee benefit plans and other audit related services were approximately $500,000 for the fiscal year ended December 27, 2003 and approximately $1.1 million for the fiscal year ended December 28, 2002.

TAX FEES. The aggregate fees billed by KPMG LLP for professional services rendered, including assistance with tax audits, advice on mergers and acquisitions, tax transition services and tax compliance in certain foreign jurisdictions were approximately $140,000 for the fiscal year ended December 27, 2003 and approximately $120,000 for the fiscal year ended December 28, 2002.

ALL OTHER FEES. There were no fees billed by KPMG LLP for other services rendered during each of the fiscal years ended December 27, 2003 and December 28, 2002.

PRE-APPROVAL POLICIES AND PROCEDURES. In 2003, PBG adopted a policy which defines audit, audit-related, tax and other services to be provided to PBG and its subsidiaries by PBG's independent auditors ("Auditor Services") and requires such Auditor Services to be pre-approved by PBG's Audit and Affiliated Transactions Committee. In accordance with PBG's policy and applicable SEC rules and regulations, PBG's Audit Committee adopted a policy in 2003 requiring pre-approval by the Committee or its Chairperson of Auditor Services provided to PBG and its Subsidiaries. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, the Audit Committee Chairperson is authorized to approve such services, provided that they are consistent with PBG's policy and that the full Audit Committee is advised of such services at the next regularly scheduled Audit Committee meeting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries, are incorporated by reference into Part II, Item 8 of this Report:

Consolidated Statements of Operations - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001.

Consolidated Statements of Cash Flows - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001.

Consolidated Balance Sheets - December 27, 2003 and December 28, 2002.

Consolidated Statements of Changes in Owners' Equity - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001.

Notes to Consolidated Financial Statements.

Independent Auditors' Report.

The financial statements and notes thereto of PBG, included in PBG's Annual Report on Form 10-K and filed with the SEC on March 11, 2004, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

                  2. Financial Statement Schedules. The following report and financial statement schedule of Bottling LLC and its subsidiaries are included in this Report on the page indicated:

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report on Schedule and Consent............................................  F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
              December 27, 2003, December 28, 2002 and December 29, 2001........................  F-3

                  3.       Exhibits

                           See Index to Exhibits on pages E-1 - E-3.

         (b)      Reports on Form 8-K

         On October 3, 2003, pursuant to the terms of a registration statement on Form S-3 (Registration Statement No. 333-108225 which permits us to issue up to an aggregate of $1.0 billion of our senior notes), we filed a Current Report on Form 8-K including the following exhibits relating to the offering of an aggregate of $500,000,000 of our 2.45% Senior Notes due October 16, 2006: the Underwriting Agreement, the Indenture and the Form of Note.

         On November 13, 2003, pursuant to the terms of the Registration Statement, we filed a Current Report on Form 8-K including the following exhibits relating to the offering of an aggregate of $400,000,000 of our 5.00% Senior Notes due November 15, 2013: the Underwriting Agreement and the Form of Note.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 9, 2004

                                            Bottling Group, LLC

                                            By:  /s/ John T. Cahill
                                                 ---------------------------
                                            John T. Cahill
                                            Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the date indicated.

    SIGNATURE                                                   TITLE                        DATE
/s/ John T. Cahill                                 Principal Executive Officer and      March 9, 2004
------------------                                 Managing Director
John T. Cahill

/s/ Alfred H. Drewes                               Principal Financial Officer          March 9, 2004
--------------------
Alfred H. Drewes

/s/ Andrea L. Forster                              Principal Accounting Officer         March 9, 2004
---------------------
Andrea L. Forster

/s/ Pamela C. McGuire                              Managing Director                    March 9, 2004
---------------------
Pamela C. McGuire

/s/ Matthew M. McKenna                             Managing Director                    March 9, 2004
----------------------
Matthew M. McKenna

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report on Schedule and Consent...................................................  F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
    December 27, 2003, December 28, 2002 and December 29, 2001.........................................  F-3

                    INDEPENDENT AUDITORS' REPORT AND CONSENT

The Owners of
Bottling Group, LLC:

The audits referred to in our report dated January 27, 2004, included the related financial statement schedule as of December 27, 2003, and for each of the fiscal years in the three-year period ended December 27, 2003, included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statement No. 333-108225 on Form S-3 of Bottling Group, LLC of our report (incorporated by reference in the December 27, 2003, annual report on Form 10-K of Bottling Group, LLC) dated January 27, 2004 with respect to the consolidated balance sheets of Bottling Group, LLC as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, cash flows and changes in owners' equity for each of the fiscal years in the three-year period ended December 27, 2003 and of our report on the related financial statement schedule dated March 10, 2004 (which report appears above). Our report on the consolidated financial statements refers to the adoption of FASB 142, "Goodwill and Other Intangible Assets," as of December 30, 2001 and Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

/s/ KPMG LLP

New York, New York
March 10, 2004

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               BOTTLING GROUP, LLC
                                   IN MILLIONS

                                           Balance
                                              At         Charged to                       Accounts         Foreign        Balance At
                                          Beginning       Cost and                        Written          Currency         End Of
                                          Of Period       Expenses       Acquisitions       Off           Translation       Period
                                          ---------       --------       ------------       ---           -----------       ------
DESCRIPTION

FISCAL YEAR ENDED
DECEMBER 27, 2003
  Allowance for losses on trade
  accounts receivable ...............       $  67           $ 12             $ --           $ (8)            $  1            $ 72

FISCAL YEAR ENDED
DECEMBER 28, 2002
  Allowance for losses on trade
  accounts receivable ...............       $  42           $ 32             $ 14           $(22)            $  1            $ 67

FISCAL YEAR ENDED
DECEMBER 29, 2001
  Allowance for losses on trade
  accounts receivable ...............       $  42           $  9             $ --           $ (9)            $ --            $ 42

                                INDEX TO EXHIBITS

EXHIBIT

3.1 Articles of Formation of Bottling Group, LLC ("Bottling LLC") which is incorporated herein by reference from Exhibit 3.4 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

3.2 Amended and Restated Limited Liability Company Agreement of Bottling LLC which is incorporated herein by reference from
                  Exhibit 3.5 to Bottling LLC's Registration Statement on Form S-4 (Registration No. 333-80361)

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

4.5 U.S. $250,000,000 364-Day Second Amended and Restated Credit Agreement, dated as of May 1, 2002 among PBG, Bottling Group, LLC, JPMorgan Chase Bank, Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Credit Suisse First Boston, The Northern Trust Company, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, The Bank of New York, Fleet National Bank, State Street Bank and Trust Company, JPMorgan Chase Bank, as Agent, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Co-Lead Arrangers and Joint Book Managers and Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, which is incorporated herein by reference to Exhibit 4.6 to Bottling LLC's Annual Report on Form 10-K for the year ended December 28, 2002.

4.6 U.S. $250,000,000 5-Year Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as Syndication Agents, which is incorporated herein by reference to Exhibit 4.7 to Bottling LLC's registration statement on Form S-4/A (Registration No. 333-102035).

4.7 U.S. $250,000,000 364-Day Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as Syndication Agents, which is incorporated herein by reference to Exhibit 4.8 to Bottling LLC's registration statement on Form S-4/A (Registration No. 333-102035).

4.8 Indenture, dated as of November 15, 2002, among Bottling Group, LLC, PepsiCo, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4-5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.7 to Bottling LLC's Annual Report on Form 10-K for the year ended December 28, 2002.

4.9 Registration Rights Agreement, dated as of November 7, 2002 relating to the $1 Billion 4-5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit
                  4.8 to Bottling LLC's Annual Report on Form 10-K for the year ended December 28, 2002.

4.10 Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4-1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling LLC's registration statement on Form S-4 (Registration No. 333-106285).

4.11 Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4-1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling LLC's registration statement on Form S-4 (Registration No. 333-106285).

4.12 Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, which is incorporated herein by reference to Exhibit
                  4.1 to Bottling LLC's Form 8-K dated October 3, 2003.

4.13 Form of Note for the $500,000,000 2.45% Senior Notes due October 16, 2006, which is incorporated herein by reference to
                  Exhibit 4.2 to Bottling LLC's Form 8-K dated October 3, 2003.

4.14 Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling LLC's Form 8-K dated November 13, 2003.

12*               Statement re Computation of Ratios.

21*               Subsidiaries of Bottling LLC.

23*               Report and Consent of KPMG LLP.

31.1*             Certification by the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*             Certification by the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*             Certification by the Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*             Certification by the Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
* Filed herewith