Form 10-Q
period 2004-03-20
BOTTLING GROUP LLC
filed 2004-04-28
CIK 1087835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended   March 20, 2004 (12 weeks)
                                 -------------------------

                                       OR

___ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from  __________________  to  ________________

Commission file number  333-80361-01
                        ------------


                               BOTTLING GROUP, LLC
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-4042452
   ---------------------------                                ----------
(State or other jurisdiction of                                (I.R.S.
Employer incorporation or organization)                   Identification No.)

    One Pepsi Way, Somers, New York                              10589
  -----------------------------------                           --------
(Address of principal executive offices)                      (Zip Code)

                                  914-767-6000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
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

                                                                                                           Page No.
                                                                                                           --------
Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 weeks ended March 20, 2004 and March 22, 2003                                    2

                      Condensed Consolidated Statements of Cash Flows -
                           12 weeks ended March 20, 2004 and March 22, 2003                                    3

                      Condensed Consolidated Balance Sheets -
                           March 20, 2004 and December 27, 2003                                                4

                      Notes to Condensed Consolidated Financial Statements                                  5-11

                      Independent Accountants' Review Report                                                  12

        Item 2.       Management's Financial Review                                                        13-18

        Item 3.       Quantitative and Qualitative Disclosures About Market Risk                              19

        Item 4.       Controls and Procedures                                                                 19

Part II               Other Information


        Item 5.       Other Information                                                                       20

        Item 6.       Exhibits and Reports on Form 8-K                                                        20

                         PART I - FINANCIAL INFORMATION
Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                       March          March
                                                                                      20, 2004       22, 2003
                                                                                      --------       --------

 Net revenues..................................................................        $2,067         $1,874
 Cost of sales.................................................................         1,051            927
                                                                                        -----          -----

 Gross profit..................................................................         1,016            947
 Selling, delivery and administrative expenses.................................           880            828
                                                                                        -----          -----

 Operating income..............................................................           136            119
 Interest expense..............................................................            41             38
 Interest income...............................................................             8              6
 Other non-operating expenses, net.............................................             -              3
                                                                                        -----          -----

 Income before income taxes....................................................           103             84
 Income tax expense............................................................             6              8
                                                                                        -----          -----

 Income before cumulative effect of change in accounting principle.............            97             76
 Cumulative effect of change in accounting principle, net of tax...............             -              6
                                                                                        -----          -----

 Net income....................................................................        $   97         $   70
                                                                                        =====          =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                        March          March
                                                                                      20, 2004       22, 2003
                                                                                      --------       --------
Cash Flows - Operations
  Net income....................................................................      $    97        $    70
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation................................................................          124            117
    Amortization................................................................            3              2
    Deferred income taxes.......................................................            2              3
    Cumulative effect of change in accounting principle.........................            -              6
    Other non-cash charges and credits, net.....................................           32             38
    Changes in operating working capital, excluding effects of acquisitions:
       Accounts receivable, net................................................            (3)            52
       Inventories, net........................................................           (67)           (24)
       Prepaid expenses and other current assets...............................            14            (49)
       Accounts payable and other current liabilities..........................            (9)          (135)
       Income taxes payable....................................................           (16)            27
                                                                                       ------         ------
    Net change in operating working capital ....................................          (81)          (129)
                                                                                       ------         ------
       Pension contributions....................................................          (20)             -
       Other, net..............................................................           (10)            (3)
                                                                                       ------         ------

Net Cash Provided by Operations.................................................          147            104
                                                                                       ------         ------

Cash Flows - Investments
  Capital expenditures..........................................................         (102)          (112)
  Acquisitions of bottlers......................................................            -            (82)
  Sale of property, plant and equipment.........................................            1              1
  Notes receivable from PBG.....................................................          (50)           (52)
                                                                                       ------         ------

Net Cash Used for Investments...................................................         (151)          (245)
                                                                                       ------         ------

Cash Flows - Financing
  Short-term borrowings - three months or less..................................           13             33
  Net proceeds of long-term debt................................................            9              -
  Repayment of long-term debt...................................................       (1,004)             -
                                                                                       ------         ------

Net Cash (Used for) Provided by Financing.......................................         (982)            33
                                                                                       ------         ------

Effect of Exchange Rate Changes on Cash and Cash Equivalents....................           (1)            (1)
                                                                                       ------         ------
Net Decrease in Cash and Cash Equivalents.......................................         (987)          (109)
Cash and Cash Equivalents - Beginning of Period.................................        1,154            202
                                                                                       ------         ------
Cash and Cash Equivalents - End of Period.......................................      $   167        $    93
                                                                                       ======         ======

Supplemental Cash Flow Information
Net third-party interest paid...................................................      $    56        $    41
                                                                                       ======         ======
Income taxes paid ..............................................................      $    20        $    10
                                                                                       ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                     (Unaudited)
                                                                                        March        December
                                                                                      20, 2004       27, 2003
                                                                                      --------       --------
Assets
Current Assets
  Cash and cash equivalents.....................................................      $   167        $ 1,154
  Accounts receivable, less allowance of $71 at
        March 20, 2004 and $72 at December 27, 2003.............................          968            994
  Inventories...................................................................          441            374
  Prepaid expenses and other current assets.....................................          192            194
  Investment in debt defeasance trust ..........................................          168            168
                                                                                       ------         ------
        Total Current Assets....................................................        1,936          2,884

Property, plant and equipment, net..............................................        3,399          3,423
Other intangible assets, net....................................................        3,558          3,562
Goodwill........................................................................        1,391          1,386
Notes receivable from PBG.......................................................        1,556          1,506
Other assets....................................................................          139            125
                                                                                       ------         ------
        Total Assets............................................................      $11,979        $12,886
                                                                                       ======         ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities................................      $ 1,117        $ 1,163
  Short-term borrowings.........................................................           80             67
  Current maturities of long-term debt..........................................          179          1,178
                                                                                       ------         ------
        Total Current Liabilities...............................................        1,376          2,408

Long-term debt..................................................................        3,514          3,497
Other liabilities...............................................................          633            628
Deferred income taxes...........................................................          452            451
                                                                                       ------         ------
        Total Liabilities.......................................................        5,975          6,984
                                                                                       ------         ------

Owners' Equity
   Owners' Equity...............................................................        6,507          6,409
   Accumulated other comprehensive loss.........................................         (498)          (503)
   Deferred compensation........................................................           (5)            (4)
                                                                                       ------         ------
        Total Owners' Equity....................................................        6,004          5,902
                                                                                       ------         ------
          Total Liabilities and Owners' Equity..................................      $11,979        $12,886
                                                                                       ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

     In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of March 20, 2004.

     The accompanying Condensed Consolidated Balance Sheet at March 20, 2004 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 20, 2004 and March 22, 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2003 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

     Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our remaining countries report using a calendar year basis. Accordingly, we recognize our quarterly business results as outlined below:

      Quarter              U.S. & Canada                Mexico & Europe
      -------              -------------                ----------------
   First Quarter             12 weeks                January and February
  Second Quarter             12 weeks                March, April and May
   Third Quarter             12 weeks                June, July and August
  Fourth Quarter             16 weeks                 September, October
                                                     November and December

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

Note 3 - New Accounting Standards

     EITF 02-16

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. The consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. Prior to 2003, we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. During 2003, we recorded a transition adjustment of $6 million, net of taxes of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances.

     FASB Staff Position FAS 106-1

     During 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed into law. The reported postretirement benefit obligation in our Condensed Consolidated Balance Sheet does not reflect the effects of the Act. We do provide prescription drug benefits to Medicare-eligible retirees but have elected to defer recognition of the Act until the Financial Accounting Standards Board ("FASB") provides guidance regarding its accounting treatment. This deferral election is permitted under FASB Staff Position FAS 106-1. We do not believe the adoption of the Act will have a material impact on our consolidated results of operations and financial position.

     Share-Based Payments

     The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

Note 4 - Stock-Based Compensation

     During 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." We measure stock-based compensation expense using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for PBG's stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by SFAS No. 148, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. If we had measured compensation cost for PBG's stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

(5)

                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                        March         March
                                                                                      20, 2004       22, 2003
                                                                                     ---------       --------
Net income:
As reported.....................................................................         $ 97           $ 70
Add:  Total stock-based employee compensation expense
      included in reported net income                                                       1              2
Less: Total stock-based employee compensation expense determined
      under fair-value based method for all awards                                        (18)           (18)
                                                                                         ----           ----
Pro forma.......................................................................         $ 80           $ 54
                                                                                         ====           ====

     Pro forma compensation cost measured for PBG stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:


                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                        March         March
                                                                                      20, 2004       22, 2003
                                                                                      --------       --------
Risk-free interest rate.........................................................        3.2%           2.9%
Expected life...................................................................      6 years        6 years
Expected volatility.............................................................         35%            37%
Expected dividend yield.........................................................       0.68%          0.17%

Note 5 - Inventories
                                                                                        March        December
                                                                                      20, 2004       27, 2003
                                                                                      --------       --------
Raw materials and supplies......................................................        $ 163          $ 140
Finished goods..................................................................          278            234
                                                                                         ----           ----
                                                                                        $ 441          $ 374
                                                                                         ====           ====

Note 6 - Property, plant and equipment, net
                                                                                        March        December
                                                                                      20, 2004       27, 2003
                                                                                      --------       --------
Land............................................................................      $   240        $   241
Buildings and improvements......................................................        1,190          1,185
Manufacturing and distribution equipment........................................        3,064          3,028
Marketing equipment.............................................................        2,138          2,131
Other...........................................................................          175            176
                                                                                        -----          -----
                                                                                        6,807          6,761
Accumulated depreciation........................................................       (3,408)        (3,338)
                                                                                       ------         ------
                                                                                      $ 3,399        $ 3,423
                                                                                       ======         ======

Note 7 - Other intangible assets, net and Goodwill

                                                                                        March        December
                                                                                      20, 2004       27, 2003
                                                                                      --------       --------
Intangibles subject to amortization:
     Gross carrying amount:
         Customer relationships and lists ......................................       $   47         $   42
         Franchise rights.......................................................           23             23
         Other identified intangibles...........................................           27             27
                                                                                        -----         ------
                                                                                           97             92
     Accumulated amortization:
         Customer relationships and lists ......................................           (4)            (3)
         Franchise rights.......................................................          (11)           (10)
         Other identified intangibles...........................................          (13)           (12)
                                                                                        -----         ------
                                                                                          (28)           (25)
                                                                                        -----         ------
Intangibles subject to amortization, net........................................           69             67
                                                                                        -----         ------

Intangibles not subject to amortization:
     Carrying amount:
         Franchise rights.......................................................        2,895          2,908
         Distribution rights....................................................          290            286
         Trademarks.............................................................          210            207
         Other identified intangibles...........................................           94             94
                                                                                        -----         ------
         Intangibles not subject to amortization................................        3,489          3,495
                                                                                        -----         ------
Total other intangible assets, net..............................................        3,558         $3,562
                                                                                        =====          =====

Goodwill........................................................................       $1,391         $1,386
                                                                                        =====          =====

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $3 million and $2 million for the twelve weeks ended March 20, 2004 and March 22, 2003, respectively. The weighted-average amortization period for each category of intangible assets and their estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                            Weighted-Average     Estimated Aggregate Amortization Expense to be Incurred
                                            ----------------     -------------------------------------------------------
                                              Amortization
                                              ------------
                                                 Period
                                                 ------

                                                                 Balance of                 Fiscal Year Ending
                                                                 ----------                 ------------------
                                                                   2004          2005       2006         2007         2008
                                                                   ----          ----       ----         ----         ----
Customer relationships and lists.............   17-20 years         $2            $3         $3           $3           $3
Franchise rights.............................       5 years         $3            $5         $2           $1           $-
Other identified intangibles.................       6 years         $4            $4         $3           $2           $1

Note 8 -  Pension and Postretirement Benefit Plans

     Pension Benefits

     Our U.S. employees participate in PBG's noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All PBG qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.

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

     Components of our pension expense for the twelve weeks ended March 20, 2004 and March 22, 2003 are as follows:


                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                        March          March
                                                                                      20, 2004       22, 2003
                                                                                      --------       --------
   Service cost.................................................................         $ 10           $  9
   Interest cost................................................................           16             14
   Expected return on plan assets...............................................          (19)           (15)
   Amortization of prior service cost...........................................            1              1
   Amortization of net loss.....................................................            6              3
                                                                                          ---            ---
   Net pension expense for the defined benefit plans............................           14             12
                                                                                          ---            ---

   Defined contribution plans expense...........................................            5              5
                                                                                          ---            ---

   Total pension expense recognized in the Condensed Consolidated
   Statements of Operations.....................................................         $ 19           $ 17
                                                                                          ===            ===

     Postretirement Benefits

     PBG's postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our postretirement benefits expense for the twelve weeks ended March 20, 2004 and March 22, 2003 are as follows:


                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                        March          March
                                                                                      20, 2004       22, 2003
                                                                                      --------       ---------
   Service cost.................................................................          $ 1            $ 1
   Interest cost................................................................            4              4
   Amortization of net loss.....................................................            1              1
                                                                                          ---            ---
   Net postretirement benefits expense recognized in the Condensed
   Consolidated Statements of Operations........................................          $ 6            $ 6
                                                                                          ===            ===

     We expect to contribute $100 million to PBG's pension plans in 2004. As of March 20, 2004, $20 million of contributions to PBG's pension plans have been made.

Note 9 - Geographic Data
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.


     Net Revenues                                                                          12 Weeks Ended
     ------------                                                                          --------------
                                                                                        March          March
                                                                                      20, 2004       22, 2003
                                                                                      --------       --------
     U.S........................................................................      $ 1,626        $ 1,496
     Mexico.....................................................................          158            157
     Other countries............................................................          283            221
                                                                                        -----          -----
                                                                                      $ 2,067        $ 1,874
                                                                                        =====          =====

     Long-Lived Assets                                                                  March        December
     -----------------                                                                20, 2004       27, 2003
                                                                                      --------       --------
     U.S........................................................................      $ 7,270        $ 7,220
     Mexico.....................................................................        1,446          1,432
     Other countries............................................................        1,327          1,350
                                                                                        -----          -----
                                                                                      $10,043        $10,002
                                                                                       ======         ======

Note 10 - Comprehensive Income

                                                                                           12 Weeks Ended
                                                                                           --------------
                                                                                        March          March
                                                                                      20, 2004       22, 2003
                                                                                      --------       --------
     Net income.................................................................         $ 97           $ 70
     Currency translation adjustment............................................            2            (26)
     Cash flow hedge adjustment.................................................            3             13
                                                                                          ---            ---
     Comprehensive income.......................................................         $102           $ 57
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

Note 12 - Guarantees

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. Both credit facilities are guaranteed by us. One of the credit facilities expires in April 2004, and the other credit facility expires in April 2008. PBG is in the process of renegotiating these credit facility contracts. PBG has used these credit facilities to support its commercial paper program in 2004 and 2003.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.


Note 13 - Subsequent Event

     On March 30, 2004, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

                     Independent Accountants' Review Report
                     --------------------------------------


Owners of
Bottling Group, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC and subsidiaries as of March 20, 2004, and the related condensed consolidated statements of operations and cash flows for the twelve weeks ended March 20, 2004 and March 22, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Bottling Group, LLC and subsidiaries as of December 27, 2003, and the related consolidated statements of operations, changes in owners' equity, and cash flows for the fifty-two week period then ended not presented herein; and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ KPMG LLP
New York, New York
April 13, 2004

Item 2.
Management's Financial Review
-----------------------------
Tabular dollars in millions

OVERVIEW
--------
     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

     Management's Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

Financial Performance Summary
-----------------------------


                                                                          12 Weeks Ended
                                                                          --------------
                                                                         March        March            %
                                                                       20, 2004     22, 2003        Change
                                                                       --------     --------        ------

Net revenues.....................................................       $2,067       $1,874           10%

Operating income..................................................         136          119           14%

Income before cumulative effect of change in
accounting principle 1............................................          97           76           27%

Net income........................................................          97           70           38%

1 - Cumulative effect of change in accounting principle for the twelve weeks ended March 22, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements for more information.


     Our income before the cumulative effect of change in accounting principle increased 27% reflecting strong topline results. Our worldwide volume increased 5% in the first quarter due to our continued executional focus on building our brands, introducing new products and packages and revitalizing our cold drink business. There was solid volume growth across our territories in the U.S., Canada and Europe. In Mexico, physical case volume was down 2% for the quarter, however, we saw improving trends in our eight-ounce equivalent case volume (one eight-ounce case is equal to 192 U.S. fluid ounces of finished beverages), resulting from the continued success of the upsizing initiatives of the 2.5-liter carbonated soft drink package and the 5.25-liter ELECTROPURA bottle.

     From a net revenue perspective, we have remained committed to our pricing principles, which center on consumer value and remaining competitive. This is evident in our results, as worldwide net revenue per case increased 5%, which includes two points of benefit from foreign currency.

     For the remainder of 2004, we continue to expect solid worldwide operating income growth in the mid-single digits versus the prior year. Based on stronger than expected growth in the early part of the year, we are increasing our expectations for full year worldwide volume growth to 2% to 3% and worldwide net revenue per case growth to 2%.

Volume

                                                           12 Weeks Ended
                                                         March 20, 2004 vs.
                                                           March 22, 2003
                                                           --------------
     Total Worldwide Volume Change.....................           5 %
                                                                 ====

     Our worldwide reported physical case volume increased 5% in the first quarter of 2004, driven primarily from increases in the U.S., Canada and Europe, partially offset by a decline in Mexico.

     In the U.S., volume increased by 6%, reflecting balanced growth in both the cold-drink and take-home channels of our business. From a brand perspective, there was improvement in our diet portfolio and brand PEPSI, resulting from our increased executional focus on colas. One of our priorities for 2004 is to ensure we have the appropriate space allocation for brand PEPSI and DIET PEPSI. During the quarter, we have added thousands of incremental racks in our large and small format locations to increase the presence of our core carbonated soft drink products. In addition, as consumers sought more variety, we saw strong growth in AQUAFINA, coupled with product introductions such as PEPSI VANILLA and TROPICANA juice drinks.

     Outside the U.S., our volumes increased 4%, reflecting solid volume growth from Canada and Europe, partially offset by a 2% decline in Mexico. Declines in Mexico's physical case volume were broadly in line with our expectations resulting from decreases in our carbonated soft drink and jug water categories. However, our volume on an eight-ounce equivalent case basis, increased 2%, resulting from the continued success of the upsizing initiatives of the 2.5-liter carbonated soft drink package and the 5.25-liter ELECTROPURA bottle.

     In Europe, volume grew 15% in the quarter, led by strong performances in Russia and Turkey, which both delivered volume growth of more than 20%. In Russia, we had solid growth in our core brands, coupled with contributions from new product and package introductions, including PEPSI X and our 5-liter AQUA MINERALE package. In Turkey, there was improved execution in the marketplace, particularly with our large format customers, resulting from the realignment of our sales force and consolidation of our distributors.

     Canada's base business volume increased 4% for the quarter driven by growth in our large and small format segments. (The term "base business" reflects territories that we owned and operated for comparable periods in both the current year and the prior year.) Innovation contributed to the growth with the successful launch of TROPICANA TWISTER and our eight-ounce can package.

     Our worldwide volume in the second quarter of 2004 is expected to grow 2% to 3%, reflecting growth in the United States of 2% to 3% and a continued strong performance in Europe. In Mexico, we expect physical case volume declines in the second quarter consistent with our first quarter's performance.

Net Revenues

                                                           12 Weeks Ended
                                                         March 20, 2004 vs.
                                                           March 22, 2003
                                                           --------------
   Volume impact........................................          5 %
   Rate / mix impact....................................          3 %
   Currency translation.................................          2 %
                                                                 ----
      Total Worldwide Net Revenues Change...............         10 %
                                                                 ====

     Net revenues were $2.1 billion for the first quarter of 2004, a 10% increase over the similar period in the prior year. Approximately 79% of our net revenues was generated in the United States, 8% of our net revenues was generated in Mexico and the remaining 13% was generated outside the United States and Mexico. The increase in net revenues in 2004 was driven by improvements in volume and net revenue per case, coupled with favorable foreign currency translations in Canada and Europe.

     In the U.S., net revenues increased 9%, which includes a 1% increase from acquisitions and over a 2% increase in net revenue per case. We have remained committed to our pricing principles and were able to execute our planned rate increases for the first quarter. Improvement in our net revenue per case was due to both rate increases and the mix of products we sold, driven by a strong cold drink performance and a package mix shift. We expect this trend of net price increases to continue through the remainder of the year.

     Net revenues outside the U.S. grew approximately 17%, reflecting the favorable impact from foreign exchange, improvement in volume and the impact of rate and mix. The combination of rate increases and the mix of products we sold contributed four points of growth to net revenues outside the United States. The increase in rate and mix was driven primarily by Mexico resulting from the impact of higher priced packages.

     We expect our worldwide net revenue per case to grow about 2% in the second quarter of 2004.

Cost of Sales


                                                           12 Weeks Ended
                                                         March 20, 2004 vs.
                                                           March 22, 2003
                                                           --------------
   Volume impact........................................          5 %
   Cost per case impact.................................          6 %
   Currency translation.................................          2 %
                                                                 ----
      Total Worldwide Cost of Sales Change..............         13 %
                                                                 ====

     Cost of sales was $1.1 billion in the first quarter of 2004, a 13% increase over the prior year. The increase in cost of sales was due primarily to volume and cost per case increases coupled with the negative impact of foreign currency translation in Canada and Europe.

     In the U.S., cost of sales increased by 12%, which includes a 1% increase from acquisitions and a 5% increase in cost per case. Increases in cost per case have resulted from the impact of higher priced packages, including our non-carbonated products, coupled with higher commodity costs, which we started to encounter in the second and third quarters of last year.

     Cost of sales outside the U.S. grew by 19%, reflecting the negative impact from foreign currency translation, coupled with growth in volume and cost per case increases of 7%. Cost per case increases outside the U.S. were driven by a mix shift into higher priced packages, coupled with increases in certain commodity costs.

     We expect our worldwide cost of sales per case to grow 3% to 5% in the second quarter and for the full year. While we will begin to lap some of the commodity rate increases we experienced last year, we expect the unfavorable mix impact we experienced in the first quarter to continue.

Selling, Delivery and Administrative Expenses


                                                           12 Weeks Ended
                                                         March 20, 2004 vs.
                                                           March 22, 2003
                                                           --------------
   Cost performance.....................................          4 %
   Currency translation.................................          2 %
                                                                  ---
      Total Worldwide Selling, Delivery and
      Administrative Expenses Change....................          6 %
                                                                  ===

     Selling, delivery and administrative expenses were $880 million in the first quarter of 2004, a 6% increase over the prior year. The increase in selling, delivery and administrative expenses resulted from the negative impact of foreign currency translation in Canada and Europe and an increase in our cost performance. Our worldwide cost performance increased 4% resulting from additional variable costs associated with volume growth and increases in employee benefits and depreciation costs.

     Selling, delivery and administrative expenses for the full year is expected to grow in the low-single digits.

Operating Income


                                                           12 Weeks Ended
                                                         March 20, 2004 vs.
                                                           March 22, 2003
                                                           --------------
   Gross margin rate/mix impact.........................          2 %
   Volume...............................................         40 %
   SD&A impact..........................................        (27)%
   Currency translation.................................         (1)%
                                                                 ----
      Total Worldwide Operating Income Change...........         14 %
                                                                 ====

     Operating income was $136 million in the first quarter of 2004, representing a 14% increase over 2003. The increase in operating profit was driven primarily by topline growth in the U.S, partially offset by higher worldwide selling, delivery and administrative costs.

     Operating profit in the second quarter is expected to grow in the mid-single digits driven by the continued strong topline growth in the U.S., Europe and Canada.

Interest Expense

     Interest expense increased by $3 million to $41 million, when compared with 2003, largely due to the additional $1.2 billion of debt issued during 2003. This was partially offset by the lower effective interest rate achieved on our fixed rate long-term debt from the use of interest rate swaps and the repayment of $1 billion of our debt in February 2004.

Income Tax Expense

     We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. We allocate the federal and state distributable share of income, deductions and credits to our owners based on percentage ownership. However, certain of our domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the first quarter of 2004 was 6% compared with our effective tax rate of 10% in the first quarter of 2003. The decline in our effective tax rate was primarily due to favorable mix on pre-tax income in jurisdictions with lower effective tax rates.

Liquidity and Capital Resources
-------------------------------
Cash Flows

     Our net cash provided by operations of $147 million was driven by the strong cash flow generated from the sale of our products. Net operating cash flow in 2004 grew by $43 million over the prior year due to payments related to the settlement of our New Jersey wage and hour litigation in the prior year and timing of working capital payments, partially offset by the timing of pension contributions during 2004.

     Net cash used for investments decreased by $94 million to $151 million reflecting lower acquisition spending.

     Net cash used for financing increased by $1,015 million to $982 million driven by the repayment of long-term debt and lower short-term borrowings.

     For the full year in 2004, we expect capital expenditures to be between $675 million and $700 million.

Liquidity and Capital Resources

     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions and working capital requirements for PBG and us for the foreseeable future. Additionally, we are currently in compliance with all debt covenants in our indenture agreements and credit facilities.

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. Both credit facilities are guaranteed by us. One of the credit facilities expires in April 2004, and the other credit facility expires in April 2008. PBG is in the process of renegotiating these credit facility contracts. PBG has used these credit facilities to support its commercial paper program in 2004 and 2003.

     During the first quarter we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year.

     Subsequent to quarter end, on March 30, 2004, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

Contractual Obligations

     As of March 20, 2004, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, under the caption "Contractual Obligations," other than the repayment of our long-term debt as discussed above.

Cautionary Statements
---------------------

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These
forward-looking   statements  are  based  on  currently  available  competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
o changes in our relationship with PepsiCo that could have a material adverse effect on our business and financial results;
o restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
o decreased demand for our product resulting from changes in consumers' preferences;
o an inability to achieve volume growth through product and packaging initiatives;
o lower-than-expected net pricing resulting from marketplace competition and competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages;
o material changes from expectations in the cost of raw materials and ingredients;
o    an inability to achieve cost savings;
o an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;
o material changes in expected levels of bottler incentive payments from PepsiCo;
o    changes in product category consumption;
o    unfavorable weather conditions in our markets;
o    unforeseen economic and political changes;
o    possible recalls of our products;
o an inability to meet projections for performance in newly acquired territories;
o changes in laws and regulations, including restrictions on the sale of carbonated soft drinks in schools, changes in food and drug laws, transportation regulations, employee safety rules, labor laws, accounting standards, taxation requirements (including unfavorable outcomes from audits performed by various tax authorities) and environmental laws;
o    changes in our debt ratings; and
o material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets.

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

                           PART II - OTHER INFORMATION

Item 5.

Other Information
-----------------
     The financial statements of The Pepsi Bottling Group, Inc. ("PBG"), included in PBG's Quarterly Report on Form 10-Q and filed with the SEC on April 28, 2004, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit No.
-----------
15    Accountants' Acknowledgement

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   Bottling Group, LLC
                                                   -------------------
                                                      (Registrant)





                                                 /s/ Andrea L. Forster
Date: April 26, 2004                             ---------------------
      --------------                             Andrea L. Forster
                                                 Principal Accounting Officer





                                                 /s/ Alfred H. Drewes
Date: April 26, 2004                             --------------------
      --------------                             Alfred H. Drewes
                                                 Principal Financial Officer