Form 10-Q
period 2004-06-12
BOTTLING GROUP LLC
filed 2004-07-21
CIK 1087835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 12, 2004
                               -------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period  from  _____________  to  _____________

Commission file number 333-80361-01
                       ------------



                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-4042452
----------------------------------                         -------------------
(State or other jurisdiction of                                 (I.R.S.
employer incorporation or organization)                    Identification No.)

  One Pepsi Way, Somers, New York                                10589
-------------------------------------                       ------------------
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


                                                                                                           Page No.
Part I              Financial Information

      Item 1.       Financial Statements

                    Condensed Consolidated Statements of Operations -
                         12 and 24 weeks ended June 12, 2004 and June 14, 2003                                 2

                    Condensed Consolidated Statements of Cash Flows -
                         24 weeks ended June 12, 2004 and June 14, 2003                                        3

                    Condensed Consolidated Balance Sheets -
                         June 12, 2004 and December 27, 2003                                                   4

                    Notes to Condensed Consolidated Financial Statements                                    5-12

                    Report of Independent Registered Public Accounting Firm                                   13


      Item 2.       Management's Financial Review                                                          14-20

      Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                21

      Item 4.       Controls and Procedures                                                                   21

Part II             Other Information

      Item 1.       Legal Proceedings                                                                         22

      Item 5.       Other Information                                                                         22

      Item 6.       Exhibits and Reports on Form 8-K                                                          22

                         PART I - FINANCIAL INFORMATION
Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited


                                                                                   12 Weeks Ended      24 Weeks Ended
                                                                                   --------------      --------------
                                                                                  June 12, June 14,   June 12, June 14,
                                                                                    2004     2003       2004     2003
                                                                                   ------   ------     ------   ------

     Net revenues...............................................................  $2,675   $2,532     $4,742   $4,406
     Cost of sales..............................................................   1,378    1,290      2,429    2,217
                                                                                  ------   ------     ------   ------

     Gross profit...............................................................   1,297    1,242      2,313    2,189
     Selling, delivery and administrative expenses..............................   1,024      966      1,904    1,794
                                                                                  ------   ------     ------   ------

     Operating income...........................................................     273      276        409      395
     Interest expense...........................................................      37       40         78       78
     Interest income............................................................       7        6         15       12
     Other non-operating expenses, net..........................................       2        -          2        3
                                                                                  ------   ------     ------   ------

     Income before income taxes.................................................     241      242        344      326
     Income tax expense.........................................................      16       13         22       21
                                                                                  ------   ------     ------   ------

     Income before cumulative effect of change in accounting
     principle..................................................................     225      229        322      305
     Cumulative effect of change in accounting principle, net of
     tax........................................................................       -        -          -        6
                                                                                  ------   ------     ------   ------

     Net income.................................................................  $  225   $  229     $  322   $  299
                                                                                  ======   ======     ======   ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                           Bottling Group, LLC
            Condensed Consolidated Statements of Cash Flows
                         in millions, unaudited

                                                                                   24 Weeks Ended
                                                                                   --------------
                                                                                  June 12,  June 14,
                                                                                    2004      2003
                                                                                  ------     -----
     Cash Flows - Operations
      Net income................................................................  $  322     $ 299
      Adjustments to reconcile net income to net cash provided by operations:
        Depreciation............................................................     258       244
        Amortization............................................................       6         4
        Deferred income taxes...................................................       8        10
        Cumulative effect of change in accounting principle.....................       -         6
        Other non-cash charges and credits, net.................................      65        74
        Changes in operating working capital, excluding effects of acquisitions:
         Accounts receivable, net...............................................    (242)     (256)
         Inventories, net.......................................................    (126)      (68)
         Prepaid expenses and other current assets..............................       5       (31)
         Accounts payable and other current liabilities.........................     170        24
         Income taxes payable...................................................     (21)        8
                                                                                  ------     -----
        Net change in operating working capital ................................    (214)     (323)
                                                                                  ------     -----
         Pension contributions..................................................     (51)        -
         Other, net.............................................................     (20)      (16)
                                                                                  ------     -----

     Net Cash Provided by Operations............................................     374       298
                                                                                  ------     -----

     Cash Flows - Investments
      Capital expenditures......................................................    (270)     (282)
      Acquisitions of bottlers..................................................      (7)      (83)
      Sale of property, plant and equipment.....................................       5         2
      Notes receivable from PBG.................................................    (196)     (318)
                                                                                  ------     -----

     Net Cash Used for Investments..............................................    (468)     (681)
                                                                                  ------     -----

     Cash Flows - Financing
      Short-term borrowings - three months or less..............................      86        84
      Proceeds from issuance of long-term debt..................................      17       248
      Repayments of long-term debt..............................................  (1,007)       (1)
                                                                                  ------     -----

     Net Cash (Used for) Provided by Financing..................................    (904)      331
                                                                                  ------     -----

     Effect of Exchange Rate Changes on Cash and Cash Equivalents...............      (2)        3
                                                                                  ------     -----
     Net Decrease in Cash and Cash Equivalents..................................  (1,000)      (49)
     Cash and Cash Equivalents - Beginning of Period............................   1,154       202
                                                                                  ------     -----
     Cash and Cash Equivalents - End of Period..................................  $  154     $ 153
                                                                                  ======     =====

     Supplemental Cash Flow Information
     Net third-party interest paid..............................................  $   97     $  85
                                                                                  ======     =====
     Income taxes paid..........................................................  $   36     $  36
                                                                                  ======     =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                               (Unaudited)
                                                                                  June 12, December 27,
                                                                                    2004       2003
                                                                                 -------    -------
     Assets
     Current Assets
      Cash and cash equivalents................................................. $   154    $ 1,154
      Accounts receivable, less allowance of $67 at
        June 12, 2004 and $72 at December 27, 2003..............................   1,202        994
      Inventories...............................................................     497        374
      Prepaid expenses and other current assets.................................     185        194
      Investment in debt defeasance trust.......................................       -        168
                                                                                 -------    -------
           Total Current Assets.................................................   2,038      2,884

     Property, plant and equipment, net.........................................   3,399      3,423
     Other intangible assets, net...............................................   3,525      3,562
     Goodwill...................................................................   1,389      1,386
     Notes receivable from PBG..................................................   1,702      1,506
     Other assets...............................................................     120        125
                                                                                 -------    -------
               Total Assets..................................................... $12,173    $12,886
                                                                                 =======    =======

     Liabilities and Owners' Equity
     Current Liabilities
      Accounts payable and other current liabilities............................ $ 1,281    $ 1,163
      Short-term borrowings.....................................................     150         67
      Current maturities of long-term debt......................................      27      1,178
                                                                                 -------    -------
           Total Current Liabilities............................................   1,458      2,408

     Long-term debt.............................................................   3,472      3,497
     Other liabilities..........................................................     650        628
     Deferred income taxes......................................................     433        451
                                                                                 -------    -------
           Total Liabilities....................................................   6,013      6,984
                                                                                 -------    -------

     Owners' Equity
      Owners' Equity............................................................   6,733      6,409
      Accumulated other comprehensive loss......................................    (569)      (503)
      Deferred compensation.....................................................      (4)        (4)
                                                                                 -------    -------
           Total Owners' Equity.................................................   6,160      5,902
                                                                                 -------    -------
               Total Liabilities and Owners' Equity............................. $12,173    $12,886
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

     In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of June 12, 2004.

     The accompanying Condensed Consolidated Balance Sheet at June 12, 2004, the Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 12, 2004 and June 14, 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2003 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2003 amounts to conform to the 2004 presentation.

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

     FASB Staff Position FAS 106-2

     During  the  second  quarter,  the  Financial  Accounting  Standards  Board
("FASB") issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". See Note 8 - Pension and Postretirement Benefit Plans for further details regarding the impact of FASB Staff Position FAS 106-2.

     Share-Based Payments

     The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.


Note 4 - Stock-Based Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the PBG's stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." If we had measured compensation cost for PBG's stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                         12 Weeks Ended          24 Weeks Ended
                                                                         --------------          --------------
                                                                       June 12,  June 14,     June 12,  June 14,
                                                                         2004      2003         2004      2003
                                                                        -----     -----         -----     -----
Net income:
As reported.....................................................        $ 225     $ 229         $ 322     $ 299
Add:  Total stock-based employee compensation expense
      included in reported net income...........................            -         2             1         4
Less: Total stock-based employee compensation expense determined
      under fair-value based method for all awards..............          (16)      (18)          (34)      (36)
                                                                        -----     -----         -----     -----

Pro forma.......................................................        $ 209     $ 213         $ 289     $ 267
                                                                        =====     =====         =====     =====

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

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                         12 Weeks Ended          24 Weeks Ended
                                                                         --------------          --------------
                                                                       June 12,   June 14,      June 12,  June 14,
                                                                         2004       2003          2004      2003
                                                                         ----       ----          ----      ----
Risk-free interest rate.........................................          3.1%       3.0%          3.2%      2.8%
Expected life...................................................        6 years    6 years       6 years   6 years
Expected volatility.............................................           35%        37%           35%       37%
Expected dividend yield.........................................         0.66%      0.22%         0.68%     0.17%

Note 5 - Inventories
                                                                       June 12, December 27,
                                                                         2004       2003
                                                                        -----      -----
Raw materials and supplies......................................        $ 178      $ 140
Finished goods..................................................          319        234
                                                                        -----      -----
                                                                        $ 497      $ 374
                                                                        =====      =====

Note 6 - Property, plant and equipment, net

                                                                       June 12,   December 27,
                                                                         2004       2003
                                                                        -----      -----
Land............................................................      $   253    $   241
Buildings and improvements......................................        1,211      1,185
Manufacturing and distribution equipment........................        3,033      3,028
Marketing equipment.............................................        2,172      2,131
Other...........................................................          174        176
                                                                        -----      -----
                                                                        6,843      6,761
Accumulated depreciation........................................       (3,444)    (3,338)
                                                                        -----      -----
                                                                      $ 3,399    $ 3,423
                                                                        =====      =====

Note 7 - Other intangible assets, net and Goodwill
                                                                       June 12,   December 27,
                                                                         2004       2003
                                                                        -----      -----
Intangibles subject to amortization:
     Gross carrying amount:
         Customer relationships and lists ......................      $    45    $    42
         Franchise rights.......................................           24         23
         Other identified intangibles...........................           28         27
                                                                        -----      -----
                                                                           97         92
                                                                        -----      -----
     Accumulated amortization:
         Customer relationships and lists ......................           (4)        (3)
         Franchise rights.......................................          (12)       (10)
         Other identified intangibles...........................          (15)       (12)
                                                                        -----      -----
                                                                          (31)       (25)
                                                                        -----      -----
Intangibles subject to amortization, net........................           66         67
                                                                        -----      -----

Intangibles not subject to amortization:
     Carrying amount:
         Franchise rights.......................................        2,883      2,908
         Distribution rights....................................          280        286
         Trademarks.............................................          203        207
         Other identified intangibles...........................           93         94
                                                                        -----      -----
     Intangibles not subject to amortization....................        3,459      3,495
                                                                        -----      -----
Total other intangible assets, net..............................      $ 3,525    $ 3,562
                                                                        =====      =====

Goodwill........................................................      $ 1,389    $ 1,386
                                                                        =====      =====

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $6 million and $4 million for the twenty-four weeks ended June 12, 2004 and June 14, 2003, respectively. The weighted-average amortization period for each category of intangible assets and their estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                            Weighted-Average
                                            ----------------
                                             Amortization
                                             ------------
                                                Period       Estimated Aggregate Amortization Expense to be Incurred
                                                ------       -------------------------------------------------------
                                                             Balance of                 Fiscal Year Ending
                                                             ----------                 ------------------
                                                               2004         2005        2006        2007         2008
                                                               ----         ----        ----        ----         ----
Customer relationships and lists.........     17-20 years       $1           $3          $3          $3           $3
Franchise rights.........................         5 years       $2           $5          $2          $1           $-
Other identified intangibles.............         6 years       $3           $4          $3          $2           $1


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

     Components of our pension expense for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 are as follows:

                                                                       12 Weeks Ended          24 Weeks Ended
                                                                       --------------          --------------
                                                                    June 12,   June 14,     June 12,    June 14,
                                                                      2004       2003         2004        2003
                                                                      ----       ----         ----        ----
   Service cost..................................................     $ 10       $  9         $ 20        $ 17
   Interest cost.................................................       16         14           32          29
   Expected return on plan assets................................      (19)       (16)         (38)        (31)
   Amortization of prior service cost............................        2          2            3           3
   Amortization of net loss......................................        5          3           11           6
                                                                      ----       ----         ----        ----
   Net pension expense for the defined benefit plans.............       14         12           28          24
                                                                      ----       ----         ----        ----

   Defined contribution plans expense............................        5          4           10           9
                                                                      ----       ----         ----        ----

   Total pension expense recognized in the Condensed
   Consolidated Statements of Operations.........................     $ 19       $ 16         $ 38        $ 33
                                                                      ====       ====         ====        ====

     We expect to contribute $100 million to PBG's pension plans in 2004. As of June 12, 2004, $51 million of contributions to PBG's pension plans have been made.

     Postretirement Benefits

     PBG's postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our postretirement benefits expense for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 are as follows:

                                                                       12 Weeks Ended          24 Weeks Ended
                                                                       --------------          --------------
                                                                     June 12,  June 14,     June 12,    June 14,
                                                                      2004       2003         2004        2003
                                                                      ----       ----         ----        ----
   Service cost..................................................      $ 1        $ 1         $  2        $  2
   Interest cost.................................................        4          4            9           9
   Amortization of net loss......................................        1          1            2           1
                                                                      ----       ----         ----        ----
   Net postretirement benefits expense recognized in the
   Condensed Consolidated Statements of Operations...............      $ 6        $ 6         $ 13        $ 12
                                                                      ====       ====         ====        ====

     On May 19, 2004, FASB Staff Position No. FAS 106-2 ("FSP") was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). We currently provide postretirement benefits to a group of retirees (employees who retired prior to 1993) with little or no cost sharing. For these retirees, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we have retroactively applied the FSP to the date of enactment. As a result:

     o The obligation (Accumulated Projected Benefit Obligation) decreased by $11.7 million, and

     o The net periodic postretirement benefits cost decreased by $0.3 million for twelve and twenty-four weeks ended June 12, 2004

     We also provide postretirement benefits to another group of retirees (employees who retired after 1992) with cost sharing. At present, due to the lack of clarifying regulations related to the Act, we cannot determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act.

Note 9 - Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.

Net Revenues                                                         12 Weeks Ended               24 Weeks Ended
------------                                                         --------------               --------------
                                                                  June 12,      June 14,       June 12,    June 14,
                                                                    2004          2003           2004        2003
                                                                 -------        -------        ------      ------
U.S..........................................................   $  1,909      $  1,797        $ 3,535     $ 3,293
Mexico.......................................................        276           308            434         465
Other countries..............................................        490           427            773         648
                                                                 -------        -------        ------      ------
                                                                $  2,675      $  2,532        $ 4,742     $ 4,406
                                                                 =======       =======         ======      ======

Long-Lived Assets                                                 June 12,    December 27,
-----------------                                                   2004          2003
                                                                 -------       ------
U.S..........................................................   $  7,407      $  7,220
Mexico.......................................................      1,422         1,432
Other countries..............................................      1,306         1,350
                                                                 -------       -------
                                                                $ 10,135      $ 10,002
                                                                 =======       =======

Note 10 - Comprehensive Income

                                                                     12 Weeks Ended              24 Weeks Ended
                                                                     --------------              --------------
                                                                 June 12,       June 14,       June 12,    June 14,
                                                                   2004           2003           2004        2003
                                                                 -------       -------         ------      ------
Net income...................................................   $    225      $    229        $   322     $   299
Currency translation adjustment..............................        (63)          178            (61)        152
Cash flow hedge adjustment ..................................         (8)            -             (5)         13
                                                                 -------       -------         ------      ------
Comprehensive income.........................................   $    154      $    407        $   256     $   464
                                                                 =======       =======         ======      ======

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

Note 12 - Guarantees

     PBG has a $500 million commercial paper program that is supported by a credit facility which is guaranteed by us. During the second quarter, PBG has renegotiated their two $250 million credit facilities into one $500 million credit facility, which expires in April 2009. PBG has used these credit facilities to support its commercial paper program in 2004 and 2003.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Owners of
Bottling Group LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC and subsidiaries as of June 12, 2004, the related condensed consolidated statements of operations for the twelve week and twenty-four week periods ended June 12, 2004 and June 14, 2003, respectively, and the related condensed consolidated statements of cash flows for the twenty-four week periods ended June 12, 2004 and June 14, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bottling Group, LLC and subsidiaries as of December 27, 2003, and the related consolidated statements of operations, cash flows and changes in owners' equity for the fiscal year then ended not presented herein; and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP


New York, New York
July 8, 2004

Item 2.
Management's Financial Review
Tabular dollars in millions

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

Financial Performance Summary
-----------------------------

                                                   12 Weeks Ended                          24 Weeks Ended
                                                   --------------                          --------------
                                         June 12,     June 14,        %           June 12,    June 14,        %
                                           2004         2003       Change          2004         2003       Change
                                         ------       ------       ------         -----        -----       ------

Net revenues........................     $2,675       $2,532          6%         $4,742       $4,406          8%

Operating income....................        273          276         (1)%           409          395          4%

Income before cumulative
effect of change in accounting
principle 1.........................        225          229         (2)%           322          305          6%

Net income..........................        225          229         (2)%           322          299          8%

1 - Cumulative effect of change in accounting principle for the twenty-four weeks ended June 14, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements for more information.


     Net income for the quarter decreased by 2% to $225 million due to operating income declines in Mexico, partially offset by strong topline results in the United States. Worldwide volume increased 2% in the second quarter reflecting solid volume growth in the U.S. and Europe, partially offset by volume declines in Mexico. Worldwide net revenue per case growth increased 4% in the second quarter, exceeding our expectations. We have remained committed to our pricing principles, and continue to seek opportunities for net revenue per case gains by leveraging both rate and mix strategies.

     For the full year 2004, both volume and net revenue per case are expected to grow 2% to 3%. Our cost of goods sold per case is expected to grow 3% to 5% for the full year of 2004. We expect our full year outlook of operating profits for Mexico to be at the lower end of our guidance of $75 million to $85 million.

Volume

                                                     12 Weeks Ended                          24 Weeks Ended
                                                    June 12, 2004 vs.                       June 12, 2004 vs.
                                                     June 14, 2003                           June 14, 2003
                                                    --------------                          ---------------
                                            World-                 Outside          World-                 Outside
                                             wide         U.S.     the U.S.          wide         U.S.     the U.S.
                                            -----        -----     --------         -----        -----     --------
Volume change.......................          2  %         3  %       1  %            3  %         4  %       2  %

     Our reported worldwide physical case volume increased 2% in the second quarter and 3% in the first twenty-four weeks of 2004, when compared with similar periods of 2003. The increase in reported worldwide volume was driven by strong growth in the U.S. and Europe, partially offset by volume declines in Mexico.

     In the U.S., our reported volume increased by 3% in the second quarter and 4% on a year-to-date basis due to growth in both the cold-drink and take-home channels of our business. As consumers continue to seek a greater variety of beverages, we have seen corresponding growth in our non-carbonated beverage portfolios, driven by AQUAFINA and TROPICANA juice drinks. Additionally, Trademark PEPSI has continued to show positive results reflecting solid contributions from our diet portfolio as well as the addition of PEPSI VANILLA.

     In Europe, volume grew 10% in the second quarter and 12% on a year-to-date basis, driven by strong performances in Russia and Turkey. In Russia, we had solid growth in our core brands, coupled with contributions from new product introductions, including TROPICANA juice drinks and LIPTON ICED TEAS. In Turkey, there was continued improved execution in the marketplace, particularly with our large format customers, resulting primarily from an improvement in our selling and distribution capabilities.

     Excluding the impact of acquisitions, Mexico's volume declined 7% in the second quarter and 5% on a year-to-date basis, which was below our expectations. Mexico's volume declines were driven primarily by softness in our jug water business. As jug water comprises 40% of Mexico's volume, one of our priorities is to develop this key component our business. There were also declines in our carbonated soft drink volume in Mexico, however, we saw continued positive trends in our eight-ounce equivalent case volume (one eight-ounce case is equal to 192 U.S. fluid ounces of finished beverages), resulting from the upsizing initiatives of the 2.5-liter carbonated soft drink package.

     Our worldwide volume in the second half of 2004 is expected to grow 2%, reflecting growth in the United States of 1% and a continued strong performance in Europe. In Mexico, for the second half of 2004, we expect physical case volume declines in the low single digits.

Net Revenues

                                                           12 Weeks Ended                     24 Weeks Ended
                                                         June 12, 2004 vs.                   June 12, 2004 vs.
                                                           June 14, 2003                       June 14, 2003
                                                           -------------                       -------------
                                                     World-                 Outside      World-                Outside
                                                      wide        U.S.      the U.S.      wide       U.S.      the U.S.
                                                     ------       ----      --------     ------      ----      ---------

Volume impact...................................        2  %        3  %        1  %        3  %       4  %        2  %
Net price per case impact (rate/mix)............        4  %        3  %        2  %        4  %       3  %        3  %
Effect of currency translations.................        0  %        0  %        1  %        1  %       0  %        3  %
                                                      ------      ------      ------      ------     ------      ------
     Total Net Revenues change..................        6  %        6  %        4  %        8  %       7  %        8  %
                                                      ======      ======      ======      ======     ======      ======



     Net revenues were $2.7 billion for the second quarter and $4.7 billion for the first twenty-four weeks in 2004, a 6% and 8% respective increase over similar periods in 2003. The increases in net revenues for the quarter and on a year-to-date basis were driven by improvements in volume and growth in net revenue per case of 4%.

     In the U.S., net revenues increased 6% in the second quarter and 7% for the first twenty-four weeks of 2004, when compared with the similar periods of 2003. The increases in net revenues in the U.S. were driven by growth in both volume and net price per case. The 3% increase in net price per case in the U.S. for the quarter and on a year-to-date basis was due to a combination of rate increases and mix benefits. Net price per case in the U.S. continues to benefit from the strong cold drink growth, which is our most profitable business. This growth was driven by the additional space we allocated to our core soft drinks, as well as the introduction of new products including the launch of TROPICANA juice drinks and PEPSI VANILLA.

     Net revenues outside the U.S. grew approximately 4% in the second quarter and 8% for the first twenty-four weeks of 2004. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven by volume and net price per case growth in Europe and Canada coupled with the favorable impact of foreign exchange. This growth was partially offset by a 10% and 7% decline in net revenues in Mexico for the quarter and the first twenty-four weeks of 2004, respectively, due primarily to decreases in volume and the devaluation of the Mexican peso.

     In the second quarter, approximately 71% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 19% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 75% of our net revenues was generated in the U.S., 9% of our net revenues was generated in Mexico and the remaining 16% was generated outside the U.S. and Mexico.

     We expect our worldwide net revenue per case to grow about 2% in the second half of the year in 2004, driven by 2% to 3% net revenue per case growth in the United States as we leverage both our rate and mix strategies.

Cost of Sales

                                                     12 Weeks Ended                      24 Weeks Ended
                                                    June 12, 2004 vs.                   June 12, 2004 vs.
                                                      June 14, 2003                       June 14, 2003
                                                      --------------                     ----------------
                                               World-                  Outside      World-                Outside
                                                wide        U.S.       the U.S.      wide       U.S.      the U.S.
                                               -----        ----       --------     -----       ----      --------

Volume impact..................................  2  %        3  %         1  %        3  %       4  %        2  %
Costs per case impact..........................  4  %        4  %         5  %        5  %       5  %        5  %
Currency translation...........................  1  %        0  %         1  %        2  %       0  %        4  %
                                                -----       -----        -----       -----      -----       -----
     Total Cost of Sales change................  7  %        7  %         7  %       10  %       9  %        11 %
                                                =====       =====        =====       =====      =====       =====

     Cost of sales was $1.4 billion in the second quarter and $2.4 billion for the first twenty-four weeks of 2004, a 7% and 10% respective increase over similar periods in 2003. The growth in cost of sales on a quarter and year-to-date basis was driven primarily by volume and costs per case increases, coupled with the negative impact of foreign currency translation.

     In the U.S., cost of sales grew 7% in the second quarter and 9% for the first twenty-four weeks of 2004, due to volume growth and increases in costs per case. The increases in costs per case resulted from the impact of higher priced products, including our non-carbonated products, coupled with higher commodity costs.

     Cost of sales outside the U.S. grew approximately 7% in the second quarter and 11% for the first twenty-four weeks of 2004, reflecting increases in costs per case in Europe and Mexico, coupled with volume growth in Europe and the negative impact from foreign currency translation. Costs per case increases outside the U.S. were driven by a mix shift into higher priced products and packages, coupled with increases in certain commodity costs.

     For the full year of 2004, we expect our worldwide cost of sales per case to grow 3% to 5% as we continue to sell higher cost products.

Selling, Delivery and Administrative Expenses

                                                     12 Weeks Ended                      24 Weeks Ended
                                                    June 12, 2004 vs.                   June 12, 2004 vs.
                                                      June 14, 2003                       June 14, 2003
                                                      -------------                       -------------
                                               World-                 Outside       World-                 Outside
                                                wide        U.S.      the U.S.       wide       U.S.       the U.S.
                                                ----        ----      --------      -----       ----       --------

Cost impact....................................  6  %        5  %         6  %        5  %       5  %         6  %
Currency translation...........................  0  %        0  %         2  %        1  %       0  %         4  %
                                                ------      -----        -----       -----      -----        -----
     Total SD&A change.........................  6  %        5  %         8  %        6  %       5  %        10  %
                                                ======      =====        =====       =====      =====        =====

     Selling, delivery and administrative expenses were $1.0 billion in the second quarter and $1.9 billion for the first twenty-four weeks of 2004, a 6% increase over similar periods in 2003. The increase in selling, delivery and administrative expenses in the U.S. resulted from additional variable costs associated with volume growth and increased casualty insurance expenses. The increases in selling, delivery and administrative expenses outside the U.S. were driven primarily by higher operating costs in Mexico, Russia and Turkey, coupled with the negative impact of foreign currency translation.

     Selling, delivery and administrative expenses for the full year is expected to grow in the low-single digits.

Operating Income

     Operating income was $273 million in the second quarter, a 1% decrease over the similar period in 2003. For the quarter, the decrease in operating income was driven by operating income declines in Mexico, partially offset by a 7% increase in the United States. The increase in operating income in the U.S. was due to strong topline growth partially offset by higher cost of sales and selling, delivery and administrative expenses. For the first twenty-four weeks of 2004, operating income was $409 million, a 4% increase over the similar period in 2003, reflecting a 9% increase in operating income in the U.S., partially offset by declines in Mexico.

Interest Expense

     Interest expense decreased by $3 million in the second quarter and remained flat for the first twenty-four weeks of 2004, when compared with similar periods of 2003, largely due to lower effective interest rates achieved on our long-term debt.

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

     Our effective tax rate for the twenty-four weeks ended 2004 and 2003 was 6.6% and 6.4%, respectively.


Liquidity and Financial Condition
---------------------------------

Cash Flows

     Net operating cash provided by operations grew by $76 million to $374 million in the first half of 2004 due to higher profits, lapping of payments related to the settlement of our New Jersey wage and hour litigation in 2003 and working capital improvements. These upsides were partially offset by the timing of pension contributions during 2004.

     Net cash used for  investments  decreased by $213 million to $468  million,
principally   reflecting  less  notes  receivable  provided  to  PBG  and  lower acquisition spending.

     Net cash used for financing increased by $1,235 million to $904 million driven primarily by the repayment of our $1.0 billion note in February 2004 and lower proceeds from long-term borrowings.

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

     PBG has a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by us. During the second quarter, PBG renegotiated their two $250 million credit facilities into one $500 million credit facility, which expires in April 2009. PBG has used these credit facilities to support its commercial paper program in 2004 and 2003.

     During the second quarter, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

     On June 22, 2004, we signed a letter of intent to purchase the Auburn, Maine-based Pepsi bottling operation of Seltzer and Rydholm, Inc. We expect to close in the fall of 2004.


Contractual Obligations

     As of June 12, 2004, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, under the caption "Contractual Obligations," other than the repayment of our long-term debt as discussed above.

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

Item 3.
Quantitative  and  Qualitative Disclosures About Market Risk
------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

Item 1.

Legal Proceedings
-----------------
     On July 14, 2004, Bottling LLC accepted three criminal misdemeanor pleas from the Onondaga District Attorney's Office and from the State of New York Attorney General's Office relating to allegations that certain of Bottling LLC's warehouses and distribution centers improperly discharged certain substances into either storm drain systems or into publicly owned treatment works without the requisite permits. The substances consisted of fountain syrup, outdated beverage products, water used to wash vehicles, waste water from cleaning floors or spills from vehicle maintenance activities. The pleas provided for a $200,000 penalty and the funding of an existing environmental program to remediate Lake Onondaga for the benefit of that community in the amount of $2.78 million.


Item 5.

Other Information
-----------------
     The financial statements of PBG, included in PBG's Quarterly Report on Form 10-Q and filed with the SEC on July 21, 2004, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

ITEM 6 (a). EXHIBITS
--------------------
Exhibit No.


4.1 U.S. $500,000,000 5-Year Credit Agreement dated as of April 28, 2004 among The Pepsi Bottling Group Inc., Bottling Group, LLC, JP Morgan Chase Bank as Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Book Managers and Bank of America, N.A., Citicorp USA, Inc., Credit Suisse First Boston and Deutsche Bank Securities Inc., as Syndication Agents

15.1      Accountants Acknowledgement

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










                                                 BOTTLING GROUP, LLC
                                                 -------------------
                                                     (Registrant)






Date: July 21, 2004                              /s/ Andrea L. Forster
      -------------                              ---------------------
                                                 Andrea L. Forster
                                                 Principal Accounting Officer






Date: July 21, 2004                              /s/ Alfred H. Drewes
      -------------                              --------------------
                                                 Alfred H. Drewes
                                                 Principal Financial Officer