Form 10-Q
period 2004-09-04
BOTTLING GROUP LLC
filed 2004-10-13
CIK 1087835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended   September 4, 2004
                                 -----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from  __________  to __________

Commission file number 333-80361-01
                       ------------



                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            13-4042452
--------------------------------------                    -------------------
(State or other jurisdiction of                                (I.R.S.
employer incorporation or organization)                   Identification No.)

    One Pepsi Way, Somers, New York                            10589
--------------------------------------                    -------------------
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

                                                                                                           Page No.
                                                                                                           --------

Part I         Financial Information

     Item 1.   Financial Statements
               Condensed Consolidated Statements of Operations -
                  12 and 36 weeks ended September 4, 2004 and September 6, 2003                               2

               Condensed Consolidated Statements of Cash Flows -
                  36 weeks ended September 4, 2004 and September 6, 2003                                      3

               Condensed Consolidated Balance Sheets -
                  September 4, 2004 and December 27, 2003                                                     4

               Notes to Condensed Consolidated Financial Statements                                        5-12

               Report of Independent Registered Public Accounting Firm                                       13

     Item 2.   Management's Financial Review                                                              14-20

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                    21

     Item 4.   Controls and Procedures                                                                       21

Part II        Other Information

     Item 5.   Other Information                                                                             22

     Item 6.   Exhibits and Reports on Form 8-K                                                              22

                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                            12 Weeks Ended       36 Weeks Ended
                                                                            --------------       --------------
                                                                        September  September  September  September
                                                                         4, 2004    6, 2003    4, 2004    6, 2003
                                                                         -------    -------    -------    -------

Net revenues...........................................................   $2,934     $2,810     $7,676     $7,216
Cost of sales..........................................................    1,522      1,438      3,951      3,655
                                                                           -----      -----      -----      -----

Gross profit...........................................................    1,412      1,372      3,725      3,561
Selling, delivery and administrative expenses..........................    1,052      1,012      2,956      2,806
                                                                           -----      -----      -----      -----

Operating income.......................................................      360        360        769        755
Interest expense.......................................................       35         43        113        121
Interest income........................................................        7          9         22         21
Other non-operating expenses, net......................................        1          2          3          5
                                                                           -----      -----      -----      -----

Income before income taxes.............................................      331        324        675        650
Income tax expense.....................................................        7         17         30         38
                                                                           -----      -----      -----      -----

Income before cumulative effect of change in accounting
principle..............................................................      324        307        645        612
Cumulative effect of change in accounting principle, net of
tax....................................................................        -          -          -          6
                                                                           -----      -----      -----      -----

Net income.............................................................   $  324     $  307     $  645     $  606
                                                                           =====      =====      =====      =====



     See accompanying notes to Condensed Consolidated Financial Statements.


                                                          Bottling Group, LLC
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited
                                                                                      36 Weeks Ended
                                                                                      --------------
                                                                                   September  September
                                                                                    4, 2004    6, 2003
                                                                                    -------    -------
Cash Flows - Operations
 Net income................................................................         $   645    $   606
 Adjustments to reconcile net income to net cash provided by operations:
   Depreciation............................................................             394        380
   Amortization............................................................               9          6
   Deferred income taxes...................................................              (7)        19
   Cumulative effect of change in accounting principle.....................               -          6
   Other non-cash charges and credits, net.................................             102        120
   Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable, net..............................................            (332)      (324)
     Inventories, net......................................................             (91)       (52)
     Prepaid expenses and other current assets.............................              (9)       (34)
     Accounts payable and other current liabilities........................             231         98
                                                                                     ------     ------

   Net change in operating working capital ................................            (201)      (312)
                                                                                     ------     ------
   Pension contributions...................................................             (72)       (15)
   Other, net..............................................................             (35)       (34)
                                                                                     ------     ------

Net Cash Provided by Operations............................................             835        776
                                                                                     ------     ------

Cash Flows - Investments
   Capital expenditures....................................................            (425)      (428)
   Acquisitions of bottlers................................................              (8)       (97)
   Sale of property, plant and equipment...................................               8          5
   Notes receivable from PBG ..............................................            (449)      (501)
                                                                                     ------     ------

Net Cash Used for Investments..............................................            (874)    (1,021)
                                                                                     ------     ------

Cash Flows - Financing
   Short-term borrowings - three months or less............................              52         30
   Proceeds from issuance of long-term debt................................              23        247
   Payments of long-term debt..............................................          (1,009)       (12)
                                                                                     ------     ------

Net Cash (Used for)/Provided by Financing..................................            (934)       265
                                                                                     ------     ------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...............              (2)         1
                                                                                     ------     ------
Net (Decrease)/Increase in Cash and Cash Equivalents.......................            (975)        21
Cash and Cash Equivalents - Beginning of Period............................           1,154        202
                                                                                     ------     ------
Cash and Cash Equivalents - End of Period..................................         $   179    $   223
                                                                                     ======     ======

Supplemental Cash Flow Information
Net third-party interest paid..............................................         $   136    $   116
                                                                                     ======     ======
Income taxes paid..........................................................         $    56    $    31
                                                                                     ======     ======


     See accompanying notes to Condensed Consolidated Financial Statements.


                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions
                                                                                   (Unaudited)
                                                                                    September  December
                                                                                    4, 2004    27, 2003
                                                                                    -------    --------
Assets
Current Assets
  Cash and cash equivalents................................................         $   179    $ 1,154
  Accounts receivable, less allowance of $66 at
        September 4, 2004 and $72 at December 27, 2003.....................           1,295        994
  Inventories..............................................................             464        374
  Prepaid expenses and other current assets................................             200        194
  Investment in debt defeasance trust......................................               -        168
                                                                                     ------     ------
          Total Current Assets.............................................           2,138      2,884

Property, plant and equipment, net.........................................           3,424      3,423
Other intangible assets, net...............................................           3,543      3,562
Goodwill...................................................................           1,396      1,386
Notes receivable from PBG..................................................           1,955      1,506
Other assets...............................................................             112        125
                                                                                     ------     ------
           Total Assets....................................................         $12,568    $12,886
                                                                                     ======     ======

Liabilities and Owners' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................         $ 1,368    $ 1,163
  Short-term borrowings....................................................              97         67
  Current maturities of long-term debt.....................................              52      1,178
                                                                                     ------     ------
          Total Current Liabilities........................................           1,517      2,408

Long-term debt.............................................................           3,487      3,497
Other liabilities..........................................................             581        628
Deferred income taxes......................................................             448        451
                                                                                     ------     ------
          Total Liabilities................................................           6,033      6,984
                                                                                     ------     ------

Owners' Equity
   Owners' Equity..........................................................           7,073      6,409
   Accumulated other comprehensive loss....................................            (534)      (503)
   Deferred compensation...................................................              (4)        (4)
                                                                                     ------     ------
          Total Owners' Equity.............................................           6,535      5,902
                                                                                     ------     ------
           Total Liabilities and Owners' Equity............................         $12,568    $12,886
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

     In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of September 4, 2004.

     The accompanying Condensed Consolidated Balance Sheet at September 4, 2004, the Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 4, 2004 and September 6, 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2003 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

     FASB Staff Position FAS 106-2

     During  the  second  quarter,  the  Financial  Accounting  Standards  Board
("FASB") issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." See Note 8 - Pension and Postretirement Benefit Plans for further details regarding the impact of FASB Staff Position FAS 106-2.

     Share-Based Payments

     The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.


Note 4 - Stock-Based Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the PBG's stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." If we had measured compensation cost for PBG's stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                     12 Weeks Ended       36 Weeks Ended
                                                                     --------------       ---------------
                                                                 September  September  September   September
                                                                  4, 2004    6, 2003    4, 2004     6, 2003
                                                                  -------    -------    -------     -------
Net income:
As reported..................................................      $ 324      $ 307      $ 645       $ 606
Add:  Total stock-based employee compensation expense
      included in reported net income .......................          -          -          1           4

Less: Total stock-based employee compensation expense
      determined determined under fair-value based method for
      all awards.............................................        (16)       (21)       (50)        (57)
                                                                    ----       ----       ----        ----

Pro forma....................................................      $ 308      $ 286      $ 596       $ 553
                                                                    ====       ====       ====        ====



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

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                    12 Weeks Ended        36 Weeks Ended
                                                                    --------------        --------------
                                                                 September  September  September   September
                                                                  4, 2004    6, 2003    4, 2004     6, 2003
                                                                  -------    -------    -------     -------
Risk-free interest rate......................................        3.9%       2.8%       3.2%        2.9%
Expected life................................................     6 years    6 years    6 years     6 years
Expected volatility..........................................         35%        37%        35%         37%
Expected dividend yield......................................       0.66%      0.21%      0.68%       0.17%


Note 5 - Inventories
                                                                 September   December
                                                                  4, 2004    27, 2003
                                                                  -------    --------
Raw materials and supplies...................................      $ 177      $ 140
Finished goods...............................................        287        234
                                                                    ----       ----
                                                                   $ 464      $ 374
                                                                    ====       ====

Note 6 - Property, plant and equipment, net

                                                                        September     December
                                                                         4, 2004      27, 2003
                                                                         -------      --------
Land...................................................................  $   253       $   241
Buildings and improvements.............................................    1,221         1,185
Manufacturing and distribution equipment...............................    3,095         3,028
Marketing equipment....................................................    2,187         2,131
Other..................................................................      175           176
                                                                          ------        ------
                                                                           6,931         6,761
Accumulated depreciation...............................................   (3,507)       (3,338)
                                                                          ------        ------
                                                                         $ 3,424       $ 3,423
                                                                          ======        ======

Note 7 - Other intangible assets, net and Goodwill
                                                                        September      December
                                                                         4, 2004       27, 2003
                                                                         -------       --------
Intangibles subject to amortization:
     Gross carrying amount:
         Customer relationships and lists .............................  $    45       $    42
         Franchise rights..............................................       24            23
         Other identified intangibles..................................       28            27
                                                                          ------        ------
                                                                              97            92
                                                                          ------        ------
     Accumulated amortization:
         Customer relationships and lists .............................       (5)           (3)
         Franchise rights..............................................      (13)          (10)
         Other identified intangibles..................................      (15)          (12)
                                                                          ------        ------
                                                                             (33)          (25)
                                                                          ------        ------
Intangibles subject to amortization, net...............................       64            67
                                                                          ------        ------

Intangibles not subject to amortization:
     Carrying amount:
         Franchise rights..............................................    2,900         2,908
         Distribution rights...........................................      282           286
         Trademarks....................................................      204           207
         Other identified intangibles..................................       93            94
                                                                          ------        ------
     Intangibles not subject to amortization...........................    3,479         3,495
                                                                          ------        ------
Total other intangible assets, net.....................................  $ 3,543       $ 3,562
                                                                          ======        ======

Goodwill...............................................................  $ 1,396       $ 1,386
                                                                          ======        ======

     Goodwill increased by approximately $10 million in 2004 due to purchase price allocations of $11 million relating to our recent acquisitions, partially offset by the impact from foreign currency translation of $1 million.

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $9 million and $6 million for the thirty-six weeks ended September 4, 2004 and September 6, 2003, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                      Weighted-Average   Estimated Aggregate Amortization Expense to be Incurred
                                      ----------------   -------------------------------------------------------
                                        Amortization
                                        ------------
                                           Period
                                           ------
                                                         Balance of                 Fiscal Year Ending
                                                         ----------                 ------------------
                                                           2004         2005        2006        2007         2008
                                                           ----         ----        ----        ----         ----
Customer relationships and lists......  17-20 years         $1           $3          $3          $3           $3
Franchise rights......................      5 years         $1           $5          $2          $1           $-
Other identified intangibles..........      6 years         $1           $4          $3          $2           $1


Note 8 -  Pension and Postretirement Benefit Plans

     Pension Benefits

     Our U.S. employees participate in PBG's noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of PBG's qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.

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

     Components of our U.S. pension expense for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 are as follows:

                                                                    12 Weeks Ended             36 Weeks Ended
                                                                    --------------             --------------
                                                               September     September     September     September
                                                                4, 2004       6, 2003       4, 2004       6, 2003
                                                                -------       -------       -------       -------
   Service cost.............................................      $ 10         $  9           $ 30          $ 26
   Interest cost............................................        16           14             48            43
   Expected return on plan assets...........................       (19)         (16)           (57)          (47)
   Amortization of prior service cost.......................         2            2              5             5
   Amortization of net loss.................................         5            3             16             9
                                                                   ---          ---            ---           ---
   Net pension expense for the defined benefit plans........        14           12             42            36
                                                                   ---          ---            ---           ---

   Defined contribution plans expense.......................         4            4             14            13
                                                                   ---          ---            ---           ---

   Total pension expense recognized in the Condensed
   Consolidated Statements of Operations....................      $ 18         $ 16           $ 56          $ 49
                                                                   ===          ===            ===           ===

     We expect to contribute $100 million to PBG's U.S. pension plans in 2004. As of September 4, 2004, $70 million of contributions to PBG's U.S. pension plans have been made.

     Postretirement Benefits

     PBG's postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our U.S. postretirement benefits expense for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 are as follows:

                                                                     12 Weeks Ended             36 Weeks Ended
                                                                     --------------             --------------
                                                               September      September     September     September
                                                                4, 2004        6, 2003       4, 2004        6, 2003
                                                                ------         -------       -------        -------
   Service cost..............................................      $ 1          $ 1           $  3          $  3
   Interest cost.............................................        4            4             13            13
   Amortization of net loss..................................        1            1              3             2
                                                                   ---          ---            ---           ---
   Net postretirement benefits expense recognized in the
   Condensed Consolidated Statements of Operations...........      $ 6          $ 6           $ 19          $ 18
                                                                   ===          ===            ===           ===

     On May 19, 2004, FASB Staff Position No. FAS 106-2 ("FSP") was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). We currently provide postretirement benefits to a group of retirees (employees who retired prior to the beginning of 1993) with little or no cost sharing. For these retirees, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we have retroactively applied the FSP to the date of enactment. As a result:

     o The obligation (accumulated projected benefit obligation) decreased by $11.7 million, and

     o The net periodic postretirement benefits cost decreased by $0.3 million and $0.6 million for the twelve and thirty-six weeks ended September 4, 2004, respectively.

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


Net Revenues                                                       12 Weeks Ended              36 Weeks Ended
------------                                                       --------------              --------------
                                                              September    September       September    September
                                                               4, 2004      6, 2003        4, 2004       6, 2003
                                                               -------      -------        -------       -------
U.S.....................................................       $ 2,002      $ 1,929        $ 5,537       $ 5,222
Mexico..................................................           288          298            722           763
Other countries.........................................           644          583          1,417         1,231
                                                                ------       ------         ------        ------
                                                               $ 2,934      $ 2,810        $ 7,676       $ 7,216
                                                                ======       ======         ======        ======

Long-Lived Assets                                             September    December
-----------------                                              4, 2004     27, 2003
                                                               -------     --------
U.S.....................................................       $ 7,673      $ 7,220
Mexico..................................................         1,410        1,432
Other countries.........................................         1,347        1,350
                                                                ------       ------
                                                               $10,430      $10,002
                                                                ======       ======



Note 10 - Comprehensive Income

                                                                    12 Weeks Ended              36 Weeks Ended
                                                                    --------------              --------------
                                                               September     September     September     September
                                                                4, 2004      6, 2003        4, 2004       6, 2003
                                                                -------      -------        -------       -------
Net income..............................................         $ 324        $ 307          $ 645         $ 606
Currency translation adjustment.........................            39         (119)           (22)           33
Cash flow hedge adjustment..............................            (4)           3             (9)           16
                                                                  ----         ----           ----          ----
Comprehensive income....................................         $ 359        $ 191          $ 614         $ 655
                                                                  ====         ====           ====          ====

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


Note 12 - Guarantees

     PBG has a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by us and expires in April 2009. PBG has used these credit facilities to support its commercial paper program in 2004 and 2003.

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Owners of
Bottling Group LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC and subsidiaries as of September 4, 2004, the related condensed consolidated statements of operations for the twelve week and thirty-six week periods ended September 4, 2004 and September 6, 2003, respectively, and the related condensed consolidated statements of cash flows for the thirty-six week periods ended September 4, 2004 and September 6, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bottling Group, LLC and subsidiaries as of December 27, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders' equity, for the fiscal year then ended not presented herein; and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP
New York, New York
September 28, 2004

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

Financial Performance Summary
-----------------------------


                                             12 Weeks Ended                      36 Weeks Ended
                                             --------------                      --------------
                                        Sept.     Sept.      %            Sept.      Sept.      %
                                      4, 2004   6, 2003    Change       4, 2004    6, 2003    Change
                                      -------   -------    ------       -------    -------    ------

Net revenues.......................    $2,934    $2,810      4%          $7,676     $7,216       6%

Gross profit.......................    $1,412    $1,372      3%          $3,725     $3,561       5%

Operating income...................    $  360    $  360      0%          $  769     $  755       2%

Income before cumulative
effect of change in accounting
principle 1........................    $  324    $  307      5%          $  645     $  612       5%

Net income.........................    $  324    $  307      5%          $  645     $  606       6%


1 - Cumulative effect of change in accounting principle for the thirty-six weeks ended September 6, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements for more information.

     We generated strong top line results during the quarter, growing worldwide net revenues by 4%, driven by innovation and execution in the marketplace. This growth has been balanced, reflecting 2% growth in both volume and net revenue per case. The strong topline growth has been partially offset by higher cost of sales as a result of mix shifts into more expensive products and packages coupled with increases in raw material costs. However, even with the increase in cost of sales, our gross profit is still growing as our worldwide gross profit per case increased one percent during the quarter versus the prior year.

     From a cost perspective, selling, delivery and administrative expenses have increased four percent in the third quarter versus the prior year. Approximately one half of this increase is due to higher incentive compensation and benefit costs. As a result of these higher costs, operating income for the quarter was flat versus the prior year.

     We expect our full year worldwide operating income performance to be in line with our year-to-date trends, reflecting growth in both volume and net revenue per case of two to three percent. Our cost of goods sold per case is expected to grow three to five percent for the full year of 2004.

Volume

                                         12 Weeks Ended                 36 Weeks Ended
                                        Sept. 4, 2004 vs.              Sept. 4, 2004 vs.
                                         Sept. 6, 2003                  Sept. 6, 2003
                                         -------------                  -------------
                                    World-           Outside      World-           Outside
                                     wide    U.S.    the U.S.      wide    U.S.    the U.S.
                                    ------   ----    --------     ------   ----    --------
Base volume................          2  %    1  %      4 %         3  %    3  %      2 %
Acquisitions...............          0  %    0  %      1 %         0  %    0  %      1 %
                                    -----   -----     ----        -----   -----     ----
Total volume change........          2  %    1  %      5 %         3  %    3  %      3 %
                                    =====   =====     ====        =====   =====     ====

     Our reported worldwide physical case volume increased two percent in the third quarter and three percent in the first thirty-six weeks of 2004, when compared with similar periods of 2003. For the quarter, increases in reported worldwide volume were driven by growth in the U.S., Europe, Mexico and Canada. On a year-to-date-basis, worldwide volume growth reflects increases in the U.S., Europe and Canada, partially offset by volume declines in Mexico.

     In the U.S., our volume increased by one percent in the third quarter and three percent on a year-to-date basis reflecting growth in both the cold-drink and take-home channels of our business. While we did experience softness in our retail bottle and can cold drink segments, we have been experiencing very good results in our foodservice business. Our foodservice business segment, which comprises our on-premise and full service vending accounts, has generated solid results, up four percent for the quarter and six percent on a year-to-date basis. From a brand perspective, Trademark PEPSI's volume was down three percent for the quarter, due to the lapping of PEPSI VANILLA in the prior year, partially offset by solid contributions from our diet portfolio and the addition of PEPSI EDGE. On a year-to-date basis, however, Trademark PEPSI's volume has grown slightly versus the prior year. Our non-carbonated soft drink portfolio increased four percent in the quarter and 13% on a year-to-date basis, led by the introduction of TROPICANA juice drinks and continued growth from AQUAFINA.

     In Europe, volume grew five percent in the third quarter and nine percent on a year-to-date basis, driven by strong performances in Russia and Turkey, partially offset by declines in Spain. For the quarter and on a year-to-date basis, our volume in Russia and Turkey grew in the double digits. In Russia, we had solid growth in our core brands, coupled with contributions from new product introductions, including TROPICANA JUICE and LIPTON ICED TEAS. In Turkey, we continue to improve in the areas of execution and distribution. In Spain, volume declined four percent in the quarter and two percent on a year-to-date basis, reflecting weak tourism and cooler weather.

     In Mexico, volume trends improved during the quarter, reflecting improved marketplace execution, brand and package innovation and our focus on consumer value. Total volume in Mexico, excluding the impact of acquisitions, increased three percent in the quarter with increases in each of our water and carbonated soft drink categories. On a year-to-date basis, volume in Mexico declined two percent primarily reflecting softness in our jug water business in the first half of the year.



Net Revenues

                                                12 Weeks Ended              36 Weeks Ended
                                               Sept. 4, 2004 vs.           Sept. 4, 2004 vs.
                                                Sept. 6, 2003               Sept. 6, 2003
                                                -------------               -------------
                                           World-          Outside      World-        Outside
                                            wide    U.S.   the U.S.      wide    U.S.  the U.S.
                                           ------   ----   --------     ------   ----  --------

Volume impact.........................       2 %    1 %     4 %          3 %     3 %     2 %
Net price per case impact (rate/mix)..       2 %    3 %     0 %          3 %     3 %     2 %
Acquisitions..........................       0 %    0 %     1 %          0 %     0 %     1 %
Currency translation..................       0 %    0 %     1 %          0 %     0 %     2 %
                                            ----   ----    ----         ----    ----    ----
     Total Net Revenues change........       4 %    4 %     6 %          6 %     6 %     7 %
                                            ====   ====    ====         ====    ====    ====


     Net revenues were $2.9 billion for the third quarter and $7.7 billion for the first thirty-six weeks in 2004, a four percent and six percent respective increase over similar periods in 2003. The increases in net revenues for the quarter and on a year-to-date basis were driven by improvements in volume and growth in net price per case.

     In the U.S., net revenues increased four percent in the third quarter and six percent for the first thirty-six weeks of 2004, when compared with the similar periods of 2003. The increases in net revenues in the U.S. were driven by growth in both volume and net price per case. The three percent increase in net price per case in the U.S. for the quarter and on a year-to-date basis was due to a combination of rate increases, primarily in cans, and mix benefits from higher-priced products.

     Net revenues outside the U.S. grew approximately six percent in the third quarter and seven percent for the first thirty-six weeks of 2004. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven by volume and net price per case growth in Europe, coupled with the favorable impact of foreign exchange in Europe and Canada. This growth was partially offset by net revenue declines in Mexico. Net revenues in Mexico declined four percent in the quarter and five percent on a year-to-date basis due primarily to the devaluation of the Mexican peso and volume declines in the first half of the year. In local currency, our net revenue per case in Mexico declined one percent in the quarter and increased one percent on a year-to-date basis.

     In the third quarter, approximately 68% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 22% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 72% of our net revenues was generated in the U.S., nine percent of our net revenues was generated in Mexico and the remaining 19% was generated outside the U.S. and Mexico.

     For the full year of 2004, we expect our worldwide net revenue per case to grow about two to three percent, driven by net revenue per case growth in the United States of three percent.

Cost of Sales

                                                12 Weeks Ended              36 Weeks Ended
                                               Sept. 4, 2004 vs.           Sept. 4, 2004 vs.
                                                 Sept. 6, 2003               Sept. 6, 2003
                                                 -------------               -------------
                                             World-        Outside       World-         Outside
                                              wide   U.S.  the U.S.       wide   U.S.   the U.S.
                                             -----   ----  --------      -----   ----   --------
Volume impact.........................         2 %    1 %     4 %          3 %    3 %      2 %
Costs per case impact.................         3 %    4 %     2 %          4 %    5 %      4 %
Acquisitions..........................         1 %    0 %     1 %          0 %    0 %      1 %
Currency translation..................         0 %    0 %     0 %          1 %    0 %      2 %
                                              ----   ----    ----         ----   ----     ----
     Total Cost of Sales change.......         6 %    5 %     7 %          8 %    8 %      9 %
                                              ====   ====    ====         ====   ====     ====

     Cost of sales was $1.5 billion in the third quarter and $4.0 billion for the first thirty-six weeks of 2004, a six percent and eight percent respective increase over similar periods in 2003. The growth in cost of sales on a quarter and year-to-date basis was driven primarily by volume and costs per case increases.

     In the U.S., cost of sales grew five percent in the third quarter and eight percent for the first thirty-six weeks of 2004, due to volume growth and increases in costs per case. The increases in costs per case resulted from the impact of mix shifts into higher cost products, including our non-carbonated products, coupled with higher raw material costs.

     Cost of sales outside the U.S. grew approximately seven percent in the third quarter of 2004 due to volume growth and increases in costs per case in Europe. Costs per case increases in Europe were driven by a mix shift into higher priced products and packages, coupled with increases in certain commodity costs. Cost of sales outside the U.S. on a year-to-date basis grew nine percent, reflecting increases in costs per case in Europe and Mexico, coupled with volume growth and the negative impact from foreign currency translation.

     For the full year of 2004, we expect our worldwide cost of sales per case to grow three to five percent.

Selling, Delivery and Administrative Expenses

                                                12 Weeks Ended              36 Weeks Ended
                                               Sept. 4, 2004 vs.           Sept. 4, 2004 vs.
                                                 Sept. 6, 2003               Sept. 6, 2003
                                                 -------------               -------------
                                             World-        Outside     World-         Outside
                                              wide   U.S.  the U.S.     wide    U.S.  the U.S.
                                             ------  ----  --------    ------   ----  --------
Cost impact...........................         4 %    5 %     1 %        4 %    5 %      4 %
Acquisitions..........................         0 %    0 %     1 %        0 %    0 %      1 %
Currency translation..................         0 %    0 %     0 %        1 %    0 %      2 %
                                              ----   ----    ----       ----   ----     ----
     Total SD&A change................         4 %    5 %     2 %        5 %    5 %      7 %
                                              ====   ====    ====       =====  ====     ====


     Selling, delivery and administrative expenses were $1.1 billion in the third quarter and $3.0 billion for the first thirty-six weeks of 2004, a four percent and five percent respective increase over similar periods in 2003. Increases in selling, delivery and administrative costs were driven by higher costs in the U.S. and Europe. In the U.S., increases reflect higher incentive compensation and benefit costs coupled with additional costs associated with volume growth. Outside the U.S., increases were driven primarily by higher operating costs in Russia and Turkey and the negative impact of foreign currency throughout Europe and Canada in the first half of the year, partially offset by declines in Mexico due to the devaluation of the Mexican peso.

     Selling, delivery and administrative expenses for the full year are expected to grow in line with trends of the third quarter.

Operating Income

     Operating income was $360 million in the third quarter, which was flat versus the prior year. Operating income performance during the quarter was driven by a decline in the U.S. in the mid-single digits, partially offset by double digit growth in Canada and Europe. Operating income declines in the U.S. were due to higher selling, delivery and administrative expenses as a result of increases in our incentive compensation and benefit costs. In Canada and Europe, growth in operating income was due to strong top line growth, partially offset by higher cost of sales.

     On a year-to-date basis, operating income was $769 million, a two percent increase over the prior year. Growth in operating income was driven by a three percent increase in the U.S. and double digit increases in Canada and Europe. This growth was partially offset by operating income declines in Mexico due primarily to the decrease in volume in the first half of the year.

     Operating income for the full year in 2004 is expected to increase in the mid-single digits driven by the continued strong topline growth in the U.S., Europe and Canada.

Interest Expense

     Interest expense decreased by $8 million in the third quarter and for the first thirty-six weeks of 2004, when compared with similar periods of 2003, largely due to lower effective interest rates achieved on our long-term debt.

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

     Our effective tax rate for the thirty-six weeks ended 2004 and 2003 was 4.4% and 5.9%, respectively. The decrease in our effective tax rate versus the prior year is due largely to the settlement of certain international tax audits, which allowed the Company to reverse certain previously established liabilities for tax exposures.


Liquidity and Financial Condition
---------------------------------

Cash Flows

     Net cash provided by operations grew by $59 million to $835 million in the first thirty-six weeks of 2004 due to higher profits, lower incentive compensation payments and working capital improvements in 2004, coupled with the lapping of payments related to the settlement of our New Jersey wage and hour litigation in 2003. These upsides were partially offset by the timing of pension contributions during 2004.

     Net cash used for investments decreased by $147 million to $874 million, principally reflecting lower acquisition spending and less notes receivable from PBG.

     Net cash used for financing increased by $1,199 million to $934 million driven primarily by the repayment of our $1.0 billion note in February 2004 and lower proceeds from long-term borrowings.

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

     During the first quarter we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year. Additionally, during the second quarter, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

     PBG has a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by us and expires in April 2009. PBG has used these credit facilities to support its commercial paper program in 2004 and 2003.

     Due to the nature of our business, we require insurance coverage for certain casualty risks. Given the rapidly increasing costs associated with obtaining third-party insurance coverage for our casualty risks in the U.S., we moved to a self-insurance program in 2002. In 2004, we are self-insured for workers' compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.

     On October 1, 2004, we purchased the Auburn, Maine-based Pepsi bottling operation of Seltzer and Rydholm, Inc.

Contractual Obligations

     As of September 4, 2004, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, under the caption "Contractual Obligations," other than the repayment of our long-term debt as discussed above.

Cautionary Statements
----------------------

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These
forward-looking   statements  are  based  on  currently  available  competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
o changes in our relationship with PepsiCo that could have a material adverse effect on our business and financial results;
o restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
o decreased demand for our product resulting from changes in consumers' preferences;
o  an  inability  to  achieve  volume  growth  through   product  and  packaging
   initiatives;
o  impact of competitive activities on our business;
o  material  changes  from  expectations  in  the  cost  of  raw  materials  and ingredients;
o  an inability to achieve cost savings;
o an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;
o  material  changes  in  expected  levels of bottler  incentive  payments  from
   PepsiCo;
o  changes in product category consumption;
o  unfavorable weather conditions in our markets;
o  unforeseen economic and political changes;
o  possible recalls of our products;
o  an  inability  to  meet   projections   for  performance  in  newly  acquired
   territories;
o changes in laws and regulations, including restrictions on the sale of carbonated soft drinks in schools, changes in food and drug laws, transportation regulations, employee safety rules, labor laws, accounting standards, taxation requirements (including unfavorable outcomes from audits performed by various tax authorities) and environmental laws;
o  changes in our debt ratings; and
o material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries.

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

                           PART II - OTHER INFORMATION


Item 5.

Other Information
-----------------

     The financial statements of PBG, included in PBG's Quarterly Report on Form 10-Q and filed with the SEC on October 13, 2004, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit No.
-----------
ITEM 6 (b). REPORTS ON FORM 8-K
-------------------------------

15.1  Accountants' Acknowledgement

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




                                                   Bottling Group, LLC
                                                   -------------------
                                                     (Registrant)




Date: October 13, 2004                             /s/ Andrea L. Forster
      ----------------                             ---------------------
                                                   Andrea L. Forster
                                                   Principal Accounting Officer






Date: October 13, 2004                             /s/ Alfred H. Drewes
      ----------------                             --------------------
                                                   Alfred H. Drewes
                                                   Principal Financial Officer