Form 10-K
period 2004-12-25
BOTTLING GROUP LLC
filed 2005-02-28
CIK 1087835

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Fiscal Year Ended December 25, 2004

                                       or

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

                          ---------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

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

      THE AGGREGATE MARKET VALUE OF BOTTLING GROUP, LLC CAPITAL STOCK HELD BY NON-AFFILIATES OF BOTTLING GROUP, LLC AS OF JUNE 12, 2004 WAS $ 0.

--------------------------------------------------------------------------------

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

      PBG was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 22, 2005, PepsiCo's ownership represented 42.7% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 47.9% of the voting power of all classes of PBG's voting stock.

      PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contributions of assets and other subsequent transactions, PBG owns 93.2% and PepsiCo owns the remaining 6.8% as of December 25, 2004.

      PBG has made available, free of charge, the following governance materials on its website at http://www.pbg.com under Investor Relations - Company Information - Corporate Governance: PBG's Corporate Governance Principles and Practices, PBG's Worldwide Code of Conduct, PBG's Director Independence Policy, PBG's Audit and Affiliated Transactions Committee Charter, PBG's Compensation and Management Development Committee Charter, PBG's Nominating and Corporate Governance Committee Charter and PBG's Disclosure Committee Charter. These governance materials are available in print, free of charge, to any PBG shareholder upon request.

PRINCIPAL PRODUCTS

      We are the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, LIPTON BRISK, SOBE, STARBUCKS FRAPPUCCINO and TROPICANA JUICE DRINKS and, outside the U.S., PEPSI-COLA, 7 UP, KAS, MIRINDA and AQUA MINERALE. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including DR PEPPER and SQUIRT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA, EPURA and GARCI CRESPO.

      We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 23 states in Mexico. In 2004, approximately 72% of our net revenues were generated in the United States, 10% of our net revenues were generated in Mexico and the remaining 18% of our net revenues were generated in Canada, Spain, Greece, Russia and Turkey. In 2004, worldwide sales of our products to two of our customers accounted for approximately 10% of our net revenues. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

      We purchase the concentrates to manufacture Pepsi-Cola beverages and other beverage products from PepsiCo and other beverage companies.

      In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials, carbon dioxide and some finished goods. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements, as described below, provide that, with respect to the beverage products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, strikes, weather conditions and governmental controls.

PATENTS, TRADEMARKS AND LICENSES

      Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, LIPTON BRISK, SOBE, STARBUCKS FRAPPUCCINO and TROPICANA JUICE DRINKS and, outside the U.S., PEPSI-COLA, 7 UP, KAS, MIRINDA and AQUA MINERALE. In some of our territories, we have the right to manufacture, sell and distribute beverage products of companies other than PepsiCo, including DR PEPPER and SQUIRT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA, EPURA and GARCI CRESPO. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.

      We conduct our business primarily pursuant to PBG's beverage agreements with PepsiCo. Although Bottling LLC is not a direct party to these agreements, as the principal operating subsidiary of PBG, Bottling LLC enjoys certain rights and is subject to certain obligations as described below. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers in specified territories.

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

      The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2004, PepsiCo approved our plans.

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

         Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area - currently representing approximately 11.2% of PepsiCo's U.S. bottling system in terms of volume - if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

      An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG's voting securities without the consent of PepsiCo. As of February 11, 2005, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 12.5% of PBG's Common Stock.

      We are prohibited from assigning, transferring or pledging the Master Bottling Agreement, or any interest therein, whether voluntarily, or by operation of law, including by merger or liquidation, without the prior consent of PepsiCo.

      The Master Bottling Agreement was entered into by PBG in the context of our separation from PepsiCo and, therefore, its provisions were not the result of arm's-length negotiations. Consequently, the agreement contains provisions that are less favorable to us than the exclusive bottling appointments for cola beverages currently in effect for independent bottlers in the United States.

      Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, MUG root beer and cream soda, MOUNTAIN DEW CODE RED and SLICE. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term and related matters. PBG's non-cola bottling agreements will terminate if PepsiCo terminates PBG's Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

      Terms of Certain Distribution Agreements. PBG also has agreements with PepsiCo granting us exclusive rights to distribute AMP and DOLE in all of PBG's territories and SOBE in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. PBG also has the right to sell and distribute GATORADE in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products. We are also currently distributing TROPICANA JUICE DRINKS in the United States and Canada and TROPICANA JUICES in Russia.

      Terms of the Master Syrup Agreement. The Master Syrup Agreement grants PBG the exclusive right to manufacture, sell and distribute fountain syrup to local customers in PBG's territories. The Master Syrup Agreement also grants PBG the right to act as a manufacturing and delivery agent for national accounts within PBG territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint PBG to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, PBG has the exclusive right to service fountain equipment for all of the national account customers within PBG's territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

      The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to concentrate pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement had an initial term of five years which expired in 2004 and was renewed for an additional five-year period. The Master Syrup Agreement will automatically renew for additional five-year periods, unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay PBG the fair market value of PBG's rights thereunder.

      Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.

      Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc for DR PEPPER, SCHWEPPES, CANADA DRY, HAWAIIAN PUNCH and SQUIRT, the Pepsi/Lipton Tea Partnership for LIPTON BRISK and LIPTON'S ICED TEA, and the North American Coffee Partnership for STARBUCKS FRAPPUCCINO, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions generally similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders. In addition, in Mexico and Turkey we are restricted in our ability to manufacture, sell and distribute beverages sold under non-PepsiCo trademarks.

SEASONALITY

      Our peak season is the warm summer months beginning in May and ending in September. Approximately 66% of our operating income is typically earned during the second and third quarters. Approximately 73% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

      The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 22% to approximately 37%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country, outside the U.S., in which we do business is as follows: Canada 37%; Russia 25%; Turkey 18%; Spain 13% and Greece 11% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 15% for carbonated soft drinks sold under trademarks owned by PepsiCo. Actions by our major competitors and others in the beverage industry, as well as the general economic environment could have an impact on our future market share.

      We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, market place pricing, consumer value, availability and consumer and customer goodwill are primary factors affecting our competitive position.

GOVERNMENTAL REGULATION APPLICABLE TO BOTTLING LLC

      Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the United States as well as foreign governmental entities and agencies in Canada, Spain, Greece, Russia, Turkey and Mexico. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to laws and regulations relating to the protection of the environment in the countries in which we do business. In the United States, we are subject to the laws and regulations of various governmental entities, including the Department of Labor and the Department of Transportation, and various federal, state and local occupational, labor and employment and environmental laws. These laws and regulations include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, the Fair Labor Standards Act and laws relating to the operation, maintenance of and financial responsibility for fuel storage tanks.

      We believe that our current legal, operational and environmental compliance programs are adequate and that we are in substantial compliance with applicable laws and regulations of the countries in which we do business. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition or results of operations.

      Bottle and Can Legislation

      In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Ontario, Prince Edward Island and Quebec.

      Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and Hawaii and California impose a levy on beverage containers to fund a waste recovery system.

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

      Mexico adopted legislation regulating the disposal of solid waste products. In response to this legislation, PBG Mexico maintains agreements with local and federal Mexican governmental authorities as well as with civil associations, which require PBG Mexico, and other participating bottlers, to provide for collection and recycling of certain minimum amounts of plastic bottles.

      We are not aware of similar material legislation being enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

      Soft Drink Excise Tax Legislation

      Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks. Effective January 1, 2005, this excise tax also affects imported beverages that are not sweetened with sugar.

      Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey. In Mexico, bottled water in containers over 10.1 liters are exempt from value-added tax.

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

      Mexican Water Regulation

      In Mexico, we pump water from our own wells and we purchase water directly from municipal water companies pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for 10-year terms and can generally be renewed by us prior to expiration with minimal cost and effort. Our concessions may be terminated if, among other things, (a) we use materially more water than permitted by the concession, (b) we use materially less water than required by the concession, (c) we fail to pay for the rights for water usage or (d) we carry out, without government authorization, any material construction on or improvement to, our wells. Our concessions generally satisfy our current water requirements and we believe that we are generally in compliance in all material respects with the terms of our existing concessions.

EMPLOYEES

      As of December 25, 2004, we employed approximately 64,700 workers, of whom approximately 31,700 were employed in the United States. Approximately 8,900 of our workers in the United States are union members and approximately 16,900 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

      See Note 14 to Bottling LLC's Consolidated Financial Statements included in Item 7 below.

ITEM 2. PROPERTIES

      As of December 25, 2004, we operated 96 soft drink production facilities worldwide, of which 86 were owned and 8 were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey and one facility used for can manufacturing was operated by a PBG joint venture in Ayer, Massachusetts. Of our 521 distribution facilities, 335 are owned and 186 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

      We also own or lease and operate approximately 40,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 2 million coolers, soft drink dispensing fountains and vending machines.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers.

      Set forth below is information pertaining to our executive officers who held office as of February 11, 2005:

JOHN T. CAHILL, 47, is the Principal Executive Officer of Bottling LLC. He has also been PBG's Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ALFRED H. DREWES, 49, is the Principal Financial Officer of Bottling LLC. He is also PBG's Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ANDREA L. FORSTER, 45, is the Principal Accounting Officer of Bottling LLC. She is also Vice President and Controller of PBG. In September 2000, Ms. Forster was also named Corporate Compliance Officer for PBG. Following several years with Deloitte Haskins and Sells, Ms. Forster joined PepsiCo in 1987 as a Senior Analyst in External Reporting. She progressed through a number of positions in the accounting and reporting functions and, in 1998, was appointed Assistant Controller of the Pepsi-Cola Company. She was named Assistant Controller of PBG in 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for the ownership of Bottling LLC.

      ITEM 6. SELECTED FINANCIAL DATA

      SELECTED FINANCIAL AND OPERATING DATA

                   in millions
                FISCAL YEARS ENDED                           2004       2003       2002       2001      2000(1)
-------------------------------------------------------    --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
   Net revenues .......................................    $ 10,906   $ 10,265   $  9,216   $  8,443   $  7,982
   Cost of sales ......................................       5,656      5,215      5,001      4,580      4,405
                                                           --------   --------   --------   --------   --------
   Gross profit .......................................       5,250      5,050      4,215      3,863      3,577
   Selling, delivery and administrative expenses ......       4,285      4,089      3,318      3,185      2,986
                                                           --------   --------   --------   --------   --------
   Operating income ...................................         965        961        897        678        591
   Interest expense, net ..............................         132        143         98         78         89
   Other non-operating expenses, net ..................           1          7          7         --          1
   Minority interest ..................................          --         --          9         14          8
                                                           --------   --------   --------   --------   --------
   Income before income taxes .........................         832        811        783        586        493
   Income tax expense (2)(3)(4) .......................           3         84         49         (1)        22
                                                           --------   --------   --------   --------   --------
   Income before cumulative effect of change in
      accounting   principle ..........................         829        727        734        587        471
   Cumulative effect of change in accounting principle,
      net of tax ......................................          --          6         --         --         --
                                                           --------   --------   --------   --------   --------
   Net income .........................................    $    829   $    721   $    734   $    587   $    471
                                                           ========   ========   ========   ========   ========
BALANCE SHEET DATA (AT PERIOD END):

   Total assets .......................................    $ 12,580   $ 12,886   $ 10,916   $  8,677   $  8,228
   Long-term debt .....................................    $  3,495      3,497      3,541      2,299      2,286
   Minority interest ..................................    $      3         --         --        154        147
   Accumulated other comprehensive loss ...............    $   (447)      (503)      (596)      (416)      (253)
   Owners' equity .....................................    $  6,620   $  5,902   $  5,186   $  4,596   $  4,321

      (1) Our fiscal year 2000 results were impacted by the inclusion of an extra week in our fiscal year. The extra week increased net income by $12 million.

      (2) Fiscal year 2001 includes Canada tax law change benefits of $25 million.

      (3) Fiscal year 2003 includes Canada tax law change expense of $11 million.

      (4) Fiscal year 2004 includes Mexico tax law change benefit of $26 million.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S FINANCIAL REVIEW

TABULAR DOLLARS IN MILLIONS

OVERVIEW

      Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group ("PBG") and consists of substantially all of the operations and assets of PBG.

      We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. As shown in the graph below, the U.S. business is the dominant driver of our results, generating 61% of our volume, 72% of our revenues and 82% of our operating income.

                                                              Operating
                         Volume             Revenues             Income
                        --------            --------           --------
United States ......         61%                72%                 82%
Canada .............          7%                 7%                  7%
Mexico .............         18%                10%                  5%
Europe .............         14%                11%                  6%
                        --------           --------            --------
Total ..............        100%               100%                100%
                        --------           --------            --------

      The brands we sell are some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, LIPTON BRISK, SOBE, STARBUCKS FRAPPUCCINO and TROPICANA JUICE DRINKS, and outside the U.S., PEPSI-COLA, 7 UP, KAS, MIRINDA, AND AQUA MINERALE. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, Inc. ("PepsiCo"), including DR PEPPER and SQUIRT and trademarks we own including ELECTROPURA, EPURA and GARCI CRESPO.

      Our products are sold in either a cold-drink or take-home format. Our cold-drink format consists of cold products sold in the retail and foodservice channels, which carry the highest profit margins on a per-case basis. Our take-home format consists of unchilled products that are sold for at-home future consumption.

      Physical cases represent the number of units that are actually produced, distributed and sold. Each case of product as sold to our customers, regardless of package configuration, represents one physical case. Our net price and gross margin on a per-case basis is impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a two-liter unchilled bottle sold in a grocery store.

      Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, pricing we achieve in the marketplace, our market execution and the efficiency we achieve in manufacturing and distributing our products. Key indicators of our financial success are measured by the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, and our overall cost productivity, reflecting how well we manage our raw material, manufacturing, distribution and other overhead costs.

      The following discussion and analysis covers the key drivers behind our business performance in 2004 and is categorized into the following sections:

            -     Financial performance summary;

            -     Critical accounting policies;

            -     Related party transactions;

            -     Items that affect historical or future comparability;

            -     Results of operations;

            -     Liquidity and financial condition; and

            -     Market risks and cautionary statements.

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

FINANCIAL PERFORMANCE SUMMARY

                                                                  52 WEEKS ENDED
                                                          -------------------------------
                                                          DECEMBER     DECEMBER      %
                                                          25, 2004     27, 2003    CHANGE
                                                          --------     --------    ------
NET REVENUES ..........................................   $ 10,906     $ 10,265       6%

GROSS PROFIT ..........................................   $  5,250     $  5,050       4%

OPERATING INCOME ......................................   $    965     $    961       0%

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE(1) ..........................................   $    829     $    727      14%

NET INCOME ............................................   $    829     $    721      15%

(1) - Cumulative effect of change in accounting principle for the fifty-two weeks ended December 27, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 2 -- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for more information.

      During 2004, we delivered solid results, reflecting strong topline growth, which was partially offset by higher raw material costs and selling, delivery and administrative expenses. Overall, our worldwide operating income was flat versus the prior year, driven by a two percent increase in the U.S. and double-digit increases in Canada and Europe, partially offset by an operating income decline in Mexico of 40%. These results include a $9 million non-cash impairment charge recorded in the fourth quarter related to our re-evaluation of the fair value of our franchise licensing agreement with Cadbury Bebidas, S.A. de C.V. for the SQUIRT trademark in Mexico, as a result of a change in its estimated accounting life.

      Our strong topline growth was driven by innovation and solid execution in the marketplace. This growth has been balanced, reflecting three percent growth in net revenue per case and two percent growth in volume, with the remaining percentage of growth coming from foreign currency translation. In the U.S., we achieved a two percent volume increase due primarily to the successful introduction of TROPICANA JUICE DRINKS and growth in AQUAFINA and our diet portfolio. In Europe, we delivered strong results, growing net revenues by 19 percent versus the prior year, driven by double-digit volume growth in Russia and Turkey. In Canada, TROPICANA TWISTER was introduced in 2004, and was a key player in the growth of non-carbonated drinks in that geography. Our product portfolio and packaging has been well positioned to capture the opportunity presented by changing consumer preferences geared toward health and wellness, variety and convenience.

      Our strong topline growth was partially offset by increases in cost of sales, which have continued to pressure our bottom line results. On a per-case basis, cost of sales increased five percent reflecting significant increases in raw material costs coupled with mix shifts into more expensive products and packages. During 2004, we have experienced increases in concentrate prices, coupled with growth in aluminum, sweeteners and resin prices, which added more than $80 million of costs or one and a half percentage points of growth to our worldwide cost of sales per case. Additionally, the negative impact of foreign currency translation contributed one percentage point of growth to our cost of sales increase.

      Selling, delivery and administrative expenses increased five percent, which includes one percentage point of growth from foreign currency. The remaining four percentage points of growth were due primarily to higher labor and benefit costs. These increases were partially offset by cost savings driven from a number of worldwide productivity initiatives we put in place during 2004 and a reduction in our bad debt expense.

      In Mexico, we faced a number of challenges throughout the year including competitive pressures, increased commodity costs and the devaluation of the Mexican peso. Low-priced bargain brands continue to be an important factor in the marketplace, which has made it difficult for us and all soft drink suppliers to increase pricing. Cost of sales in Mexico has also been impacted by rising sweetener costs throughout the year and a steep rise in resin costs in the fourth quarter. We have made a number of investments in the marketplace and in our infrastructure in Mexico, which should provide long-term benefits, particularly in our water business and in our operating efficiency. Trends are improving in Mexico, with volume increasing by four percent in the second half of the year, bringing our volume to flat for the full year. Innovation and execution in the marketplace played a key role in our volume improvement during the year. During 2004, we introduced a number of new products and packages, added 13,000 new accounts to our customer base and placed 24,000 net new coolers.

      From a cash flow perspective, we continued our strong track record of growing our cash from operations. We generated $1.4 billion of cash from operations, after contributing $83 million into PBG's pension plans, which are solidly funded. With our strong cash flows, we utilized $717 million for capital investments to grow our business.

OUTLOOK

      In 2005, our fiscal year will include a 53rd week, while fiscal year 2004 consisted of 52 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis. In order to provide comparable guidance for 2005, we have excluded the impact of the 53rd week from our outlook. The table and the 2005 outlook discussion below provide pro forma disclosure by excluding the projected impact of the 53rd week in 2005:

                                           PRO FORMA FORECASTED    IMPACT OF 53rd   FORECASTED 2005 VERSUS
                                          2005 VERSUS 2004 GROWTH       WEEK              2004 GROWTH
                                          -----------------------  --------------   ----------------------
Worldwide Volume                                 2% to 3%                1%                 3% to 4%
 U.S. and Canada Volume                        Flat to 1%                1%                 1% to 2%
Worldwide SD&A (in dollars)                      2% to 3%                1%                 3% to 4%
Worldwide Operating Profit (in dollars)        Flat to 3%                1%                 1% to 4%

      In 2005, we expect our worldwide pro forma volume to grow between two and three percent, with the U.S. and Canada each expected to be flat to up one percent, Mexico up three to four percent and Europe up mid to high-single digits. We will carefully balance our net revenue per case, using rate increases where marketplace conditions allow, while also managing the mix of products we plan to sell. We expect to increase our worldwide net revenue per case one to two percent, which reflects a three percent increase in the U.S., partially offset by larger contributions from our international territories that typically have lower net revenue per case than the U.S., coupled with an expected mid-single digit decline in the value of the Mexican peso.

 In 2005, worldwide cost of sales per case is expected to increase by four to five percent. We are expecting the prices of resin, sweetener and aluminum to continue to increase, driving higher costs in excess of $100 million during 2005 versus the prior year. As a result, we expect our gross margin per case growth to be flat. Our pro forma selling, delivery and administrative expenses are expected to rise two to three percent, reflecting increases in labor and benefits, partially offset by productivity initiatives in the U.S. and Mexico. Due to the increasing costs of our business, we expect pro forma operating income growth to be flat to up three percent.

      Our 2005 outlook does not reflect the effect of the implementation of the final accounting standard on the expensing of share-based payments, which will have a material impact on our results. We are in the process of evaluating the impact of the standard. See Note 2 in Notes to Consolidated Financial Statements for more information. Additionally, the American Jobs Creation Act of 2004 was enacted allowing for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

CRITICAL ACCOUNTING POLICIES

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - A portion of our accounts receivable will not be collected due to customer disputes, bankruptcies and sales returns. Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and our customers' viability. We provide reserves for these situations based on the evaluation of the aging of our trade receivable portfolio and an in-depth analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We have effective credit controls in place to manage these exposures and believe that our allowance for doubtful accounts adequately provides for these risks.

      Our allowance for doubtful accounts was $61 million, $72 million and $67 million as of December 25, 2004, December 27, 2003 and December 28, 2002, respectively. Our allowance for doubtful accounts represents management's best estimate of probable losses inherent in our portfolio. The following is an analysis of the allowance for doubtful accounts for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002:

                                      ALLOWANCE FOR DOUBTFUL
                                      ----------------------
                                             ACCOUNTS
                                             --------
                                     2004      2003       2002
                                    ------    ------     ------
Beginning of the year.............  $   72    $   67     $   42
Bad debt expense..................      (5)       12         32
Additions from acquisitions.......       -         -         14
Accounts written off..............      (7)       (8)       (22)
Foreign currency translation......       1         1          1
                                    ------    ------     ------
End of the year...................  $   61    $   72     $   67
                                    ======    ======     ======

      RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES - Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.

      Our identified intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise rights, distribution rights and brands. We assign amounts to such identified intangibles based on their estimated fair values at the date of acquisition. The determination of the expected life will be dependent upon the use and underlying characteristics of the identified intangible asset. In determining whether our intangible assets have an indefinite useful life, we consider the following as applicable: the nature and terms of underlying agreements; our intent and ability to use the specific asset contained in an agreement; the age and market position of the products within the territories we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the agreement.

      We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event) on an individual basis or by asset groups on a country-by-country basis, depending on the nature of the intangible asset. We measure impairment as the amount by which the carrying value exceeds its estimated fair value.

      The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows, including a terminal value, which assumes the franchise rights and distribution rights will continue in perpetuity. We deduct a contributory charge from our net after-tax cash flows for the economic return attributable to our working capital, other intangible assets and property, plant and equipment, which represents the required cash flow to support these assets. The net discounted cash flows in excess of the fair returns on these assets represent the estimated fair value of our franchise rights and distribution rights.

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

      We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity, less its net debt (net of cash and cash equivalents). Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital for each reporting unit. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions.

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

      PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS - PBG sponsors pension and other postretirement medical benefit plans in various forms, covering employees who meet specified eligibility requirements. We account for PBG's defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables including anticipated discount rate, expected rate of return on plan assets, historical health care cost trends and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.

      The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement medical benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating the rate of return on PBG's assets for a given fiscal year, we consider the 10-15 year historical return of PBG's pension investment portfolio, reflecting the weighted return of PBG's asset allocation. Over the past three fiscal years, the composition of PBG's pension assets in the U.S. was approximately 70%-75% equity investments and 25%-30% fixed income securities, which primarily consist of U.S. government and corporate bonds. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. The rate of future compensation increases is based upon our historical experience and management's best estimate regarding future expectations. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

      We used the following weighted-average assumptions to compute our pension and postretirement medical expense in the United States:

PENSION                                                              2004     2003   2002
--------                                                             ----     ----   ----
Discount rate ....................................................   6.25%    6.75%  7.50%
Expected return on plan assets (net of administrative expenses) ..   8.50%    8.50%  9.50%
Rate of compensation increase ....................................   4.20%    4.34%  4.33%

POSTRETIREMENT                     2004     2003      2002
--------------                     -----    -----     ----
Discount rate ..................    6.25%    6.75%    7.50%
Rate of compensation increase ..    4.20%    4.34%    4.33%
Health care cost trend rate ....   11.00%   12.00%    8.00%

      During 2004, our defined benefit pension and postretirement medical expenses in the U.S. totaled $88 million. In 2005, these expenses will increase by $12 million to $100 million due primarily to the following factors:

      - A decrease in our weighted-average discount rate for our pension and postretirement medical expense from 6.25% to 6.15%, reflecting declines in the yields of long-term corporate bonds. This assumption change will increase our 2005 defined benefit pension and postretirement medical expense by approximately $3 million.

      - Changes in demographics assumptions, including mortality, and other plan changes will increase our 2005 defined benefit pension and postretirement medical expense by approximately $5 million.

      - Merging our long-term disability medical plan with our postretirement medical plan. In 2004, we amended our long-term disability medical plan to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants currently receiving benefits will be grandfathered under the existing benefits program. The costs of $4 million associated with these participants will be reclassified from our long-term disability medical plan to our postretirement medical plan beginning in 2005.

      INCOME TAXES - We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable shares of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. A significant portion of deferred tax assets consists of net operating loss carryforwards. We have net operating loss carryforwards totaling $1,177 million at December 25, 2004, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. The majority of our net operating loss carryforwards is generated overseas, the largest of which is coming from our Mexican and Spanish operations due to the financing put in place when we purchased the business of Pepsi-Gemex, S.A. de C.V. Of these carryforwards, $9 million expire in 2005 and $1,168 million expire at various times between 2006 and 2024.

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

      A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The U.S. Internal Revenue Service is currently examining our and PepsiCo's joint tax returns for 1998 through March 1999 and our tax returns for the balance of 1999 and 2000. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of our tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to our reserves, a cash outlay for settlement and a possible increase to our annual tax provision.

RELATED PARTY TRANSACTIONS

      PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. Over 80% of our volume is derived from the sale of brands from PepsiCo. At December 25, 2004, PepsiCo owned 6.8% of our equity.

      Our business is conducted primarily under beverage agreements between PBG and PepsiCo, including a master bottling agreement, non-cola bottling agreement and a master syrup agreement. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them.

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

      BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives are mutually agreed upon between PepsiCo and us and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objectives of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we have changed our accounting methodology for the way we record certain bottler incentives. See Note 2 in Notes to Consolidated Financial Statements for a discussion on the change in classification of these bottler incentives in our Consolidated Statements of Operations. Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $626 million, $646 million and $560 million for 2004, 2003 and 2002, respectively. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

      PURCHASE OF CONCENTRATE AND FINISHED PRODUCT - As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. Total net amounts paid or payable to PepsiCo or PepsiCo joint ventures for these arrangements were $2,741 million, $2,527 million and $2,163 million in 2004, 2003 and 2002, respectively. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.

      MANUFACTURING AND DISTRIBUTION SERVICE REIMBURSEMENTS - In 2003 and 2002, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2003 and 2002, total amounts paid or payable by PepsiCo for these transactions were $6 million and $10 million, respectively.

      FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $180 million, $200 million and $200 million, in 2004, 2003 and 2002, respectively.

      SHARED SERVICES - We provide and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred with PepsiCo and PepsiCo affiliates were approximately $68 million, $72 million and, $70 million during 2004, 2003 and 2002, respectively, and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations. Total income generated for services provided to PepsiCo and PepsiCo affiliates was approximately $10 million, $10 million and, $13 million during 2004, 2003 and 2002, respectively, and is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

      FRITO-LAY PURCHASES - We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $75 million, $51 million and $44 million in 2004, 2003 and 2002, respectively, and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

      INCOME TAX EXPENSE - Under tax sharing arrangements we have with PepsiCo, we recorded $10 million, $7 million and $3 million in tax-related benefits from PepsiCo in 2004, 2003 and 2002, respectively.

      The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                               2004      2003          2002
                                                                             --------   --------     --------
Net revenues:
 Bottler incentives .....................................................    $     22   $     21     $    257
                                                                             ========   ========     ========
Cost of sales:
 Purchases of concentrate and finished products,
   and AQUAFINA royalty fees ............................................    $ (2,741)  $ (2,527)    $ (2,163)
 Bottler incentives .....................................................         522        527           --
 Manufacturing and distribution service reimbursements ..................          --          6           10
                                                                             --------   --------     --------
                                                                             $ (2,219)  $ (1,994)    $ (2,153)
                                                                             ========   ========     ========
Selling, delivery and administrative expenses:
 Bottler incentives .....................................................    $     82   $     98     $    303
 Fountain service fee ...................................................         180        200          200
 Frito-Lay purchases ....................................................         (75)       (51)         (44)
 Shared services ........................................................         (58)       (62)         (57)
                                                                             --------   --------     --------
                                                                             $    129   $    185     $    402
                                                                             ========   ========     ========
Income tax expense                                                           $     10   $      7     $      3
                                                                             ========   ========     ========

      For further information about our relationship with PepsiCo and its affiliates see Note 15 in Notes to Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY

      Gemex Acquisition

      In November 2002, we acquired all of the outstanding capital stock of Pepsi-Gemex, S.A. de C.V. of Mexico ("Gemex"). Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $318 million.

      The following unaudited pro forma operating information summarizes our consolidated results of operations as if the Gemex acquisition had occurred on the first day of fiscal year 2002.

                                                          2002
                                                        --------
Net revenues...................................         $ 10,297
Income before income taxes.....................         $    811
Net income.....................................         $    753

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

      See Note 2 in Notes to Consolidated Financial Statements, for additional information and pro forma adjustments for bottler incentives that would have been made to our reported results for the fifty-two weeks ended December 28, 2002 assuming that EITF Issue No. 02-16 had been in place for all periods presented.

      Concentrate Supply

      We buy concentrate, the critical flavor ingredient for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually. PepsiCo determines concentrate prices at its sole discretion. In February 2004, PepsiCo increased the price of U.S. concentrate by 0.7%. PepsiCo has recently announced a further increase of approximately 2%, effective February 2005.

RESULTS OF OPERATIONS - 2004

VOLUME

                                                    52 WEEKS ENDED
                                                 DECEMBER 25, 2004 VS.
                                                  DECEMBER 27, 2003
                                               --------------------------
                                               WORLD-            OUTSIDE
                                                WIDE      U.S.   THE U.S.
                                               ------     ----   --------
Base volume...............................       2%        2%       3%
Acquisitions..............................       1%        0%       1%
                                               ---        --     ----
 Total Volume Change......................       3%        2%       4%
                                               ===        ==     ====

      Our full-year reported worldwide physical case volume increased three percent in 2004 versus 2003. Worldwide volume growth reflects increases in the U.S., Europe and Canada, partially offset by a flat performance in Mexico.

      In the U.S., volume increased by two percent in 2004 versus 2003, driven by a four percent increase in our cold-drink channel and a one percent increase in our take-home channel. During 2004, we had solid results in our convenience and gas segment and foodservice business segment, which consists of our on-premise and full-service vending account customers. From a brand perspective, Trademark PEPSI's volume was down one percent for the year, due to declines in brand PEPSI and PEPSI TWIST, partially offset by solid growth from our diet portfolio. Our non-carbonated soft drink portfolio increased 11% for the full year led by the introduction of TROPICANA JUICE DRINKS and continued growth from AQUAFINA.

      In Europe, volume grew ten percent in 2004 versus 2003, driven by double-digit increases in Russia and Turkey. In Russia, we had solid growth in our core brands, coupled with contributions from new product introductions, including TROPICANA JUICE and LIPTON ICED TEA. In Turkey, we continue to improve in the areas of execution and distribution, which resulted in volume increases in brand PEPSI, AQUAFINA and local brands.

      Total volume in Mexico, excluding the impact of acquisitions, was flat for the year. Volume trends in Mexico improved during the second half of the year, increasing four percent versus the prior year. Improvement in the second half of the year reflected improved marketplace execution, brand and package innovation and our focus on consumer value. During the second half of the year, we saw increases in each of our jug, bottled water and carbonated soft drink categories. Increases in the second half of the year were offset by volume declines in the first half of the year driven primarily by our jug water business.

NET REVENUES

                                              52 WEEKS ENDED
                                           DECEMBER 25, 2004 VS.
                                             DECEMBER 27, 2003
                                           -----------------------
                                           WORLD         OUTSIDE
                                           -WIDE   U.S.  THE U.S.
                                           -----  -----  --------
Volume impact............................      2%    2%       3%
Net price per case impact (rate/mix).....      3%    3%       1%
Acquisitions.............................      0%    0%       1%
Currency translation.....................      1%    0%       3%
                                            ----  ----     ----
  Total Net Revenues Change..............      6%    5%       8%
                                            ====  ====     ====

      Worldwide net revenues were $10.9 billion in 2004, a six percent increase over the prior year. The increase in net revenues for the year was driven by improvements in volume, growth in net price per case and the favorable impact from currency translation.

      In the U.S., net revenues increased five percent in 2004 versus 2003. The increases in net revenues in the U.S. were driven by growth in both volume and net price per case. Increases in net price per case in the U.S. were due to a combination of rate increases, primarily in cans, and mix benefits from the sale of higher-priced products.

      Net revenues outside the U.S. grew approximately eight percent in 2004 versus 2003. The increases in net revenues outside the U.S. were driven primarily by growth in volume and net price per case in Europe and Canada, coupled with the favorable impact of foreign exchange. This growth was partially offset by net revenue declines in Mexico. Net revenues in Mexico declined three percent on a full-year basis due primarily to the devaluation of the Mexican peso. In local currency, our net price per case in Mexico in 2004 was flat versus the prior year.

COST OF SALES

                                       52 WEEKS ENDED
                                    DECEMBER 25, 2004 VS.
                                      DECEMBER 27, 2003
                                    ---------------------
                                     WORLD        OUTSIDE
                                     -WIDE  U.S.  THE U.S.
                                    ------  ----  --------
Volume impact.....................       2%    2%      3%
Cost per case impact .............       5%    5%      4%
Acquisitions......................       0%    0%      1%
Currency translation .............       1%    0%      3%
                                      ----  ----   -----
Total Cost of Sales Change........       8%    7%     11%
                                      ====  ====   =====

      Worldwide cost of sales was $5.7 billion in 2004, an eight percent increase over 2003. The growth in cost of sales per case was driven primarily by significant increases in raw material costs, coupled with mix shifts into more expensive products and packages and the negative impact of foreign currency translation.

      In the U.S., cost of sales grew seven percent in 2004 versus 2003, due to volume growth and increases in cost per case. The increases in cost per case resulted from higher commodity costs, primarily driven by aluminum and resin, coupled with the impact of mix shifts into more expensive products and packages.

      Cost of sales outside the U.S. grew approximately eleven percent in 2004 versus 2003, reflecting increases in cost per case and volume, coupled with the negative impact from foreign currency translation. Growth in cost per case was driven by increases in Europe and Mexico. In Europe, we have experienced higher sweetener costs in Turkey and mix shifts into more expensive products in Russia. In Mexico, sweetener costs have increased throughout the year, coupled with a steep rise in resin costs in the fourth quarter. Foreign currency translation contributed three percentage points of growth, reflecting the appreciation of the euro and Canadian dollar, partially offset by the devaluation of the Mexican peso.

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

                                       52 WEEKS ENDED
                                    DECEMBER 25, 2004 VS.
                                      DECEMBER 27, 2003
                                    ----------------------
                                    WORLD        OUTSIDE
                                    -WIDE  U.S.  THE U.S.
                                    -----  ----  --------
Cost impact.......................      4%    4%      3%
Acquisitions......................      0%    0%      1%
Currency translation .............      1%    0%      2%
                                     ----  ----    ----
 Total SD&A Change................      5%    4%      6%
                                     ====  ====    ====

      Worldwide selling, delivery and administrative expenses were $4.3 billion, a five percent increase over 2003. Increases in selling, delivery and administrative costs were driven by higher operating costs in the U.S. and Europe coupled with the negative impact of foreign currency translation.

      In the U.S., increases reflect higher labor and benefit costs. These increases were partially offset by reduced operating costs driven from a number of productivity initiatives we put in place during 2004, coupled with a reduction in our bad debt expense.

      Outside the U.S., increases were driven primarily by higher operating costs in Russia and Turkey and the negative impact of foreign currency throughout Europe and Canada. These increases were partially offset by declines in Mexico due to the devaluation of the Mexican peso and reduced operating costs. We have consolidated a number of warehouses and distribution systems in Mexico and are starting to capitalize on productivity gains and reduced costs. These results also include a $9 million non-cash impairment charge that is related to our re-evaluation of the fair value of our franchise licensing agreement for the SQUIRT trademark in Mexico, as a result of a change in its estimated accounting life. See Note 6 in Notes to Consolidated Financial Statements for additional information.

INTEREST INCOME

      Interest income was $34 million in 2004. Flat performance versus the prior year reflects an increase in interest income from notes from PBG, partially offset by a decrease in interest income from third parties.

INTEREST EXPENSE

      Interest expense decreased by $11 million to $166 million in 2004 largely due to lower effective interest rates achieved on our long-term debt.

INCOME TAX EXPENSE

      Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC's owners based on percentage ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our full-year effective tax rate for 2004 was 0.4%. This rate corresponds to an effective tax rate of 10.4% in 2003. The decrease in our effective tax rate versus the prior year is due largely to the lapping of an $11 million tax charge relating to a Canadian tax law change in the fourth quarter of 2003. Additionally, in 2004, we had the following significant tax items, which decreased our tax expense by approximately $44 million:

    - Mexico tax rate change - In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.

    - Tax reserves - During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $18 million tax benefit for the year.

RESULTS OF OPERATIONS - 2003

VOLUME

                                       52 WEEKS ENDED
                                    DECEMBER 27, 2003 VS.
                                     DECEMBER 28, 2002
                                    ---------------------
                                    WORLD         OUTSIDE
                                    -WIDE  U.S.   THE U.S.
                                    -----  ----   --------
Acquisitions......................   20%    0 %     74%
Base business.....................    0%   (2)%      4%
                                     --    --       --
Total Volume Change...............   20%   (2)%     78%
                                     ==    ==       ==

      Our full-year reported worldwide physical case volume increased 20% in 2003 versus 2002. The increase in reported worldwide volume was due entirely to our acquisitions. Our acquisition of Gemex contributed more than 90% of the growth resulting from acquisitions.

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

NET REVENUES

                                         52 WEEKS ENDED
                                      DECEMBER 27, 2003 VS.
                                        DECEMBER 28, 2002
                                     -----------------------
                                     WORLD          OUTSIDE
                                     -WIDE    U.S.  THE U.S.
                                     -----    ----  --------
Acquisitions.......................    11 %    1 %     61 %
                                     ----    ---      ---
Base business:
  EITF Issue No. 02-16 impact......    (3)%   (3)%     (4)%
  Currency translation.............     2 %    0 %     10 %
  Rate / mix impact (pricing)......     1 %    2 %      3 %
  Volume impact....................     0 %   (2)%      4 %
                                      ---    ---      ---
Base business change...............     0 %   (3)%     13 %
                                      ---    ---      ---
Total Net Revenues Change..........    11 %   (2)%     74 %
                                      ===    ===      ===

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

COST OF SALES

                                          52 WEEKS ENDED
                                       DECEMBER 27, 2003 VS.
                                         DECEMBER 28, 2002
                                      -----------------------
                                      WORLD           OUTSIDE
                                      -WIDE    U.S.   THE U.S.
                                      -----    ----   --------
Acquisitions........................    10 %    1 %     51 %
                                      ----    ---     ----
Base business:
  EITF Issue No. 02-16 impact.......   (10)%   (9)%    (17)%
  Cost per case impact..............     2 %    3 %      4 %
  Currency translation..............     2 %    0 %      8 %
  Volume impact.....................     0 %   (2)%      4 %
                                      ----    ---     ----
Base business change................    (6)%   (8)%     (1)%
                                      ----    ---     ----

Total Cost of Sales Change..........     4 %   (7)%     50 %
                                      ====    ===     ====

      Cost of sales was $5.2 billion in 2003, a 4% increase over 2002. The increase in cost of sales was due primarily to our acquisition of Gemex, which contributed more than 80% of the growth resulting from acquisitions, partially offset by a decline in our base business costs. The decline in base business cost of sales was due primarily to the reclassification of certain bottler incentives from net revenues and selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, partially offset by increases in cost per case and the negative impact of foreign currency translation.

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

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

                                       52 WEEKS ENDED
                                    DECEMBER 27, 2003 VS.
                                      DECEMBER 28, 2002
                                    ---------------------
                                    WORLD        OUTSIDE
                                    -WIDE  U.S.  THE U.S.
                                    -----  ----  -------
Acquisitions......................  14  %  1  %    76  %
                                    ----   ---   ------
Base business:
  EITF Issue No. 02-16 impact.....   6  %  4  %    18  %
  Currency translation............   2  %  0  %    11  %
  Cost performance................   1  %  0  %     4  %
                                    ----   ---   ------
Base business change..............   9  %  4  %    33  %
                                    ----   ---   ------

Total SD&A Change.................  23  %  5  %   109  %
                                    ====   ===   ======

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

OPERATING INCOME

      Operating income was $961 million in 2003, a 7% increase over 2002. The increase in operating income was due primarily to our acquisition of Gemex. Our base business operating income was flat versus the prior year resulting from increased selling, delivery and administrative expenses, offset by the improvement in the net impact of gross margin rate and mix in the U.S. and Europe, coupled with the favorable impact of foreign currency translation in Canada and Europe.

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

LIQUIDITY AND FINANCIAL CONDITION

CASH FLOWS

      Fiscal 2004 Compared with Fiscal 2003

      Net cash provided by operations grew by $198 million to $1,401 million in 2004. Increases in net cash provided by operations were driven by higher profits, lower pension contributions and working capital improvements, which includes the lapping of a one-time payment in 2003 relating to the settlement of our New Jersey wage and hour litigation.

      Net cash used for investments decreased by $53 million to $1,233 million, principally reflecting less notes receivable from PBG and higher proceeds from sales of property, plant and equipment, partially offset by higher capital spending.

      Net cash used for financing increased by $2,175 million to $1,150 million driven primarily by the repayment of our $1.0 billion note in February 2004, lower proceeds from long-term borrowings and increased distributions to owners, partially offset by higher short-term borrowings.

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

      During the first quarter, we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year.

      In 2002, we purchased $181 million in U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9.75% senior notes maturing in March 2004, in order to defease their respective covenants. In March 2004, we repaid our $160 million of 9.75% senior notes by liquidating our investments in our debt defeasance trust.

      We had available short-term bank credit lines of approximately $381 million and $302 million at December 25, 2004 and December 27, 2003, respectively. These lines were used to support the general operating needs of our businesses outside the United States. As of year-end 2004, we had $77 million outstanding under these lines of credit at a weighted-average interest rate of 3.72%. As of year-end 2003, we had $67 million outstanding under these lines of credit at a weighted-average interest rate of 4.17%.

      Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, our new secured debt should not be greater than 10% of our net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.

      We are in compliance with all debt covenants.

      Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Borrowings from our international credit facilities peaked at $130 million, reflecting payments for working capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 25, 2004:

                                                    PAYMENTS DUE BY PERIOD
                                   -------------------------------------------------------
                                            LESS THAN 1                        MORE THAN 5
CONTRACTUAL OBLIGATIONS             TOTAL      YEAR      1-3 YEARS  3-5 YEARS    YEARS
---------------------------------  ------   -----------  ---------  ---------  -----------
Long-term debt obligations (1)     $ 3,553  $    50      $   546    $  1,304   $   1,653
Capital lease obligations (2)            6        2            1           1           2
Operating leases (2)                   222       45           68          43          66
Interest obligations (3)             1,027      163          321         268         275
Purchase obligations:
     Raw material obligations (4)      161        1          107          53          --
     Capital  expenditure
     obligations (5)                    48       48           --          --          --
     Other obligations (6)             292      178           62          30          22
Other long-term liabilities (7)         26        6           11           5           4
                                   -------  -------      -------    --------   ---------
TOTAL                              $ 5,335  $   493      $ 1,116    $  1,704   $   2,022
                                   =======  =======      =======    ========   =========

(1) See Note 8 in Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2) See Note 9 in Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3) Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. Additionally, a portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We estimated our variable interest payment obligations by using the interest rate forward curve.

(4) Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf.

(5) Represents commitments to suppliers under capital expenditure related contracts or purchase orders.

(6) Represents noncancellable agreements that specify fixed or minimum quantities, price arrangements and timing of payments. Also includes agreements that provide for termination penalty clauses.

(7) Primarily relates to contractual obligations associated with non-compete contracts that resulted from business acquisitions. The table excludes other long-term liabilities included in our Consolidated Financial Statements, such as pension, postretirement and other non-contractual obligations. See
    Note 11 in Notes to Consolidated Financial Statements for a discussion of our future pension and postretirement contributions and corresponding expected benefit payments for years 2005 through 2014.

OFF-BALANCE SHEET ARRANGEMENTS

      PBG has a $500 million commercial paper program that is supported by a credit facility. The credit facility is guaranteed by us and expires in April 2009. There are certain financial covenants associated with this credit facility. PBG has used this credit facility to support its commercial paper program in 2004 and 2003. At December 25, 2004, PBG had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%. At December 27, 2003, PBG had no outstanding commercial paper.

      On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2004 and 2003, we made cash distributions to our owners totaling $185 million and $97 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

CAPITAL EXPENDITURES

      Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $717 million, $644 million and $623 million during 2004, 2003 and 2002, respectively.

      During 2005, we plan to spend between $675 million and $725 million in capital expenditures.

ACQUISITIONS

      During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:

      -     Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

      -     Seltzer and Rydholm, Inc. of Auburn, Maine in October

      -     Phil Gaudreault et Fils Ltee of Quebec, Canada in November

      -     Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November

      As a result of these acquisitions, we have assigned $5 million to goodwill, $66 million to franchise rights and $3 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five to ten years. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the dates of acquisitions. The operating results of each of our acquisitions are included in the accompanying consolidated financial statements from its respective date of purchase. These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

      During 2004, we also paid $1 million for the purchase of certain distribution rights relating to SOBE.

      During 2003, we acquired the operations and exclusive right to manufacture, sell and distribute beverages from three franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and the assumption of liabilities of $13 million:

      -     Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February

      -     Cassidy's Beverage Limited of New Brunswick, Canada in February

      -     Olean Bottling Works, Inc. of Olean, New York in August

      During 2003, we also paid $5 million for the purchase of certain distribution rights relating to SOBE and DR PEPPER. In addition, we paid $4 million for purchase obligations relating to acquisitions made in the prior year.

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

      Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. Our company policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 10 in Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.

      A sensitivity analysis has been prepared to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments. To perform the sensitivity analysis, we assessed the risk of loss in fair values from the hypothetical changes in commodity prices, interest rates and foreign currency exchange rates on market-sensitive instruments. Information provided by this sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor were held constant. In addition, the results of the analysis are constrained by the fact that certain items are specifically excluded from the analysis, while the financial instruments that relate to the financing or hedging of those items are included. As a result, the reported changes in the values of some financial instruments that affect the results of the sensitivity analysis are not matched with the offsetting changes in the values of the items that those instruments are designed to finance or hedge.

      Commodity Price Risk

      We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain commodities used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2005, which establish our purchase prices within defined ranges. We estimate that a 10% decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $10 million and $17 million at December 25, 2004 and December 27, 2003, respectively.

      Interest Rate Risk

      The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt, representing differences between market interest rates and the fixed-rate on the debt. As a result of the market risk, we effectively converted a portion of our fixed-rate debt to floating-rate debt through the use of interest rate swaps. We estimate that a 10% decrease in interest rates with all other variables held constant would have resulted in a net increase in the fair value of our financial instruments (which includes both our fixed-rate debt and our interest rate swaps) of $66 million and $75 million at December 25, 2004 and December 27, 2003, respectively.

      Foreign Currency Exchange Rate Risk

      In 2004, approximately 28% of our net revenues came from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, cash flows and financial condition. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

      As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations are usually reinvested locally.

      We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. Beginning in 2004, we have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in our Canadian business. At December 25, 2004, a 10% weaker U.S. dollar against the Canadian dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10 million. Conversely, a 10% stronger U.S. dollar against the Canadian dollar, with all other variables held constant, would result in an increase in the fair value of our financial instruments of $9 million.

      Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002. Beginning in 2003, Russia was no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency. For 2004 and 2003, Turkey was still considered a highly inflationary economy for accounting purposes.

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

      Since the plan is unfunded, employees' deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee's investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees' accounts increase or decrease the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.

      We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG's stock price. Therefore, changes in compensation expense as a result of changes in PBG's stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10% unfavorable change in PBG's year-end stock price would have reduced the fair value from these commitments by $2 million in 2004 and 2003.

CAUTIONARY STATEMENTS

      Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

- changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;

- restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

- material changes from expectations in the cost of raw materials and ingredients;

- decreased demand for our product resulting from changes in consumers' preferences;

- an inability to achieve volume growth through product and packaging initiatives;

-     impact of competitive activities on our business;

-     impact of customer consolidations on our business;

-     an inability to achieve cost savings;

- material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;

- material changes in expected levels of bottler incentive payments from PepsiCo;

-     changes in product category consumption;

-     unfavorable weather conditions in our markets;

-     unforeseen economic and political changes;

-     possible recalls of our products;

- an inability to meet projections for performance in newly acquired territories;

-     failure or inability to comply with laws and regulations;

- changes in laws and regulations governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;

- changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;

- changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

-     changes in our debt ratings;

- material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets;

-     interruptions of operations due to labor disagreements;

-     loss of business from a significant customer; and

-     limitations on the availability of water or obtaining water rights.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
in millions

FISCAL YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                                          2004      2003      2002
                                                                          ----      ----      ----
NET REVENUES .........................................................   $10,906   $10,265   $9,216
Cost of sales ........................................................     5,656     5,215    5,001
                                                                         -------   -------   ------
GROSS PROFIT .........................................................     5,250     5,050    4,215

Selling, delivery and administrative expenses ........................     4,285     4,089    3,318
                                                                         -------   -------   ------
OPERATING INCOME .....................................................       965       961      897

Interest expense .....................................................       166       177      131
Interest income ......................................................        34        34       33
Other non-operating expenses, net ....................................         1         7        7
Minority interest ....................................................        --        --        9
                                                                         -------   -------   ------

INCOME BEFORE INCOME TAXES ...........................................       832       811      783
Income tax expense ...................................................         3        84       49
                                                                         -------   -------   ------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ....       829       727      734
Cumulative effect of change in accounting principle, net of tax ......        --         6       --
                                                                         -------   -------   ------
NET INCOME ...........................................................   $   829   $   721   $  734
                                                                         =======   =======   ======

See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
in millions

FISCAL YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                                                     2004      2003      2002
                                                                                   -------   -------   -------
CASH FLOWS -- OPERATIONS
Net income .....................................................................   $   829   $   721   $   734
Adjustments to reconcile net income to net cash provided by operations:
   Depreciation ................................................................       580       556       443
   Amortization ................................................................        13        12         8
   Deferred income taxes .......................................................       (52)       63        37
   Cumulative effect of change in accounting principle .........................        --         6        --
   Other non-cash charges and credits, net .....................................       150       155       103
   Changes in operating working capital, excluding effects of acquisitions:
      Accounts receivable, net .................................................       (41)      (20)      (19)
      Inventories, net .........................................................       (38)        4        13
      Prepaid expenses and other current assets ................................       (22)        6        14
      Accounts payable and other current liabilities ...........................       107       (93)      (23)
                                                                                   -------   -------   -------
        Net change in operating working capital ................................         6      (103)      (15)
                                                                                   -------   -------   -------
   Pension contributions .......................................................       (83)     (162)     (151)
   Other, net ..................................................................       (42)      (45)      (52)
                                                                                   -------   -------   -------
NET CASH PROVIDED BY OPERATIONS ................................................     1,401     1,203     1,107
                                                                                   -------   -------   -------
CASH FLOWS -- INVESTMENTS
Capital expenditures ...........................................................      (717)     (644)     (623)
Acquisitions of bottlers .......................................................       (96)     (100)     (921)
Sales of property, plant and equipment .........................................        22        10         6
Notes receivable from PBG, Inc., net ...........................................      (442)     (552)     (117)
Investment in debt defeasance trust ............................................        --        --      (181)
                                                                                   -------   -------   -------
NET CASH USED FOR INVESTMENTS ..................................................    (1,233)   (1,286)   (1,836)
                                                                                   -------   -------   -------
CASH FLOWS -- FINANCING
Short-term borrowings, net -- three months or less .............................        26         8       (78)
Net proceeds from issuances of long-term debt ..................................        22     1,141     1,031
Payments of long-term debt .....................................................    (1,013)      (27)     (120)
Distributions to owners ........................................................      (185)      (97)     (156)
                                                                                   -------   -------   -------
NET CASH (USED FOR) PROVIDED BY FINANCING ......................................    (1,150)    1,025       677
                                                                                   -------   -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...................         5        10        (8)
                                                                                   -------   -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................      (977)      952       (60)
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR .................................     1,154       202       262
                                                                                   -------   -------   -------
CASH AND CASH EQUIVALENTS -- END OF YEAR .......................................   $   177   $ 1,154   $   202
                                                                                   =======   =======   =======

SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers   $    20   $   146   $   800

See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED BALANCE SHEETS
in millions

DECEMBER 25, 2004 AND DECEMBER 27, 2003

                                                                      2004      2003
                                                                    --------  --------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................................  $    177  $  1,154
Accounts receivable, less allowance of $61 in 2004 and $72 in 2003     1,054       994
Inventories ......................................................       427       374
Prepaid expenses and other current assets ........................       229       194
Investment in debt defeasance trust ..............................        --       168
                                                                    --------  --------
   TOTAL CURRENT ASSETS ..........................................     1,887     2,884

Property, plant and equipment, net ...............................     3,581     3,423
Other intangible assets, net .....................................     3,639     3,562
Goodwill .........................................................     1,416     1,386
Notes receivable from PBG ........................................     1,948     1,506
Other assets .....................................................       109       125
                                                                    --------  --------
      TOTAL ASSETS ...............................................  $ 12,580  $ 12,886
                                                                    ========  ========

LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities ...................  $  1,279  $  1,163
Short-term borrowings ............................................        77        67
Current maturities of long-term debt .............................        52     1,178
                                                                    --------  --------
   TOTAL CURRENT LIABILITIES .....................................     1,408     2,408

Long-term debt ...................................................     3,495     3,497
Other liabilities ................................................       618       628
Deferred income taxes ............................................       436       451
Minority interest ................................................         3        --
                                                                    --------  --------
   TOTAL LIABILITIES .............................................     5,960     6,984
                                                                    --------  --------

OWNERS' EQUITY
Owners' net investment ...........................................     7,068     6,409
Accumulated other comprehensive loss .............................      (447)     (503)
Deferred compensation ............................................        (1)       (4)
                                                                    --------   -------
   TOTAL OWNERS' EQUITY ..........................................     6,620     5,902
                                                                    --------   -------
      TOTAL LIABILITIES AND OWNERS' EQUITY .......................  $ 12,580   $12,886
                                                                    ========   =======
     See accompanying notes to Consolidated Financial Statements.

BOTTLING GROUP, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS' EQUITY in millions

FISCAL YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                                            ACCUMULATED
                                                   OWNERS'                     OTHER
                                                    NET        DEFERRED    COMPREHENSIVE            COMPREHENSIVE
                                                 INVESTMENT  COMPENSATION       LOSS       TOTAL       INCOME
                                                 ----------  ------------  -------------  -------   -------------
BALANCE AT DECEMBER 29, 2001 .................   $5,012         $ --          $(416)      $ 4,596
  Comprehensive income:
      Net income .............................      734           --             --           734      $ 734
      Currency translation adjustment ........       --           --             25            25         25
      Minimum pension liability adjustment ...       --           --           (216)         (216)      (216)
      Cash flow hedge adjustment .............       --           --             11            11         11
                                                                                                       -----
  Total comprehensive income .................                                                         $ 554
                                                                                                       =====
  Non-cash contribution from owner ...........      192           --             --           192
  Cash distributions to owners ...............     (156)          --             --          (156)
                                                 ------         ----          -----       -------

BALANCE AT DECEMBER 28, 2002 .................    5,782           --           (596)        5,186
  Comprehensive income:
      Net income .............................      721           --             --           721      $ 721
      Currency translation adjustment ........       --           --             96            96         96
      Minimum pension liability adjustment ...       --           --            (34)          (34)       (34)
      Cash flow hedge adjustment .............       --           --             31            31         31
                                                                                                       -----
  Total comprehensive income .................                                                         $ 814
                                                                                                       =====
  Cash distributions to owners ...............      (97)          --             --           (97)
  Non-cash distributions from owners .........       (4)          --             --            (4)
  Stock compensation .........................        7           (4)            --             3
                                                 ------         ----          -----       -------

BALANCE AT DECEMBER 27, 2003 .................    6,409           (4)          (503)        5,902
   Comprehensive income:
      Net income .............................      829           --             --           829      $ 829
      Currency translation adjustment ........       --           --             91            91         91
      Minimum pension liability adjustment ...       --           --            (29)          (29)       (29)
      Cash flow hedge adjustment .............       --           --             (6)           (6)        (6)
                                                                                                       -----
   Total comprehensive income ................                                                         $ 885
                                                                                                       =====
   Cash distributions to owners ..............     (185)          --             --          (185)
   Non-cash contributions from owners ........       17           --             --            17
   Stock compensation ........................       (2)           3             --             1
                                                 ------         ----          -----       -------

BALANCE AT DECEMBER 25, 2004 .................   $7,068         $ (1)         $(447)      $ 6,620
                                                 ======         ====          =====       =======

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

      In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of December 25, 2004.

      Certain reclassifications were made in our Consolidated Financial Statements to 2003 amounts to conform to the 2004 presentation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. For additional unaudited information on certain accounting policies, see "Critical Accounting Policies" in Management's Financial Review.

      BASIS OF CONSOLIDATION - The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.

      FISCAL YEAR - Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal years 2004, 2003 and 2002 each consisted of fifty-two weeks. In 2005, our fiscal year will consist of fifty-three weeks (the additional week is added to the fourth quarter). Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:


   Quarter       U.S. & Canada         Mexico & Europe
--------------   -------------  ----------------------------
 First Quarter      12 weeks        January and February
Second Quarter      12 weeks        March, April and May
 Third Quarter      12 weeks        June, July and August
Fourth Quarter      16 weeks    September, October, November
                                        and December

      REVENUE RECOGNITION - We recognize revenue when our products are delivered to customers. We offer certain sales incentives to our customers, which are accounted for as a reduction in our net revenues when the sales incentives are earned. A number of these arrangements are based upon annual and quarterly targets that generally do not exceed one year. Based upon forecasted volume and other performance criteria, net revenues are reduced by the expected amounts to be paid out to our customers.

      ADVERTISING AND MARKETING COSTS - We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs during the fiscal year incurred, generally in proportion to revenue, based on annual targets. Advertising and marketing costs were $426 million, $453 million and $441 million in 2004, 2003 and 2002, respectively, before bottler incentives received from PepsiCo and other brand owners.

      BOTTLER INCENTIVES - PepsiCo and other brand owners provide us with various forms of bottler incentives. These incentives are mutually agreed upon between us and PepsiCo and other brand owners and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objective of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we changed our accounting methodology for the way we record bottler incentives. Prior to 2003, we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. Beginning in 2003, we have classified bottler incentives as follows:

- Direct marketplace support represents PepsiCo's and other brand owners' agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an adjustment to net revenues. Prior to 2003, all direct marketplace support was recorded as an adjustment to net revenues.

- Capital equipment funding is designed to help offset the costs of purchasing and installing marketing equipment, such as vending machines and glass door coolers at customer locations and is recorded as a reduction of cost of sales. Prior to 2003, capital equipment funding was recorded as a reduction to selling, delivery and administrative expenses.

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

      Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

                                                                   52 WEEKS ENDED
                                                                  2004  2003  2002
                                                                  ----  ----  ----
Net revenues....................................................  $ 22  $ 21  $293
Cost of sales...................................................   559   561    --
Selling, delivery and administrative expenses...................    84   108   311
                                                                  ----  ----  ----
   Total bottler incentives.....................................  $665  $690  $604
                                                                  ====  ====  ====

      See "New Accounting Standards" for the pro forma disclosure to our reported results for the fifty-two weeks ended December 28, 2002, assuming that EITF Issue No. 02-16 had been in place for all periods presented.

      SHIPPING AND HANDLING COSTS - Our shipping and handling costs are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1,564 million, $1,438 million and $1,213 million in 2004, 2003 and 2002, respectively.

      FOREIGN CURRENCY GAINS AND LOSSES - We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002. Beginning in 2003, Russia was no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency. For 2004 and 2003, Turkey was still considered a highly inflationary economy for accounting purposes.

      PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS - PBG sponsors pension and other postretirement medical benefit plans in various forms covering substantially all employees who meet eligibility requirements. We account for PBG's defined benefit pension plans and postretirement medical benefit plans using actuarial models required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

      The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement medical benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating the rate of return on PBG's assets for a given fiscal year, we consider the 10-15 year historical return of PBG's pension investment portfolio, reflecting the weighted return of PBG's pension plan asset allocation. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the pension benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

      INCOME TAXES - We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributable share of income, deductions and credits will be allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

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

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - A portion of our accounts receivable will not be collected due to customer disputes, bankruptcies and sales returns. We provide reserves for these situations based on the evaluation of the aging of our trade receivable portfolio and an in-depth analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate.

      INVENTORIES - We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed on the first-in, first-out method.

      PROPERTY, PLANT AND EQUIPMENT - We state property, plant and equipment ("PP&E") at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.

      GOODWILL AND OTHER INTANGIBLE ASSETS, NET - Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.

      We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event) on an individual basis or by asset groups on a country-by-country basis, depending on the nature of the intangible asset. We measure impairment as the amount by which the carrying value exceeds its estimated fair value. Based upon our annual impairment analysis performed in the fourth quarter of 2004, the estimated fair values of our identified intangible assets with indefinite lives exceeded their carrying amounts. However, we recorded a $9 million non-cash impairment charge in the fourth quarter due to our re-evaluation of the fair value of our franchise licensing agreement for SQUIRT resulting from our negotiations with Cadbury in December 2004. See Note 6
- Other Intangible Assets, Net and Goodwill for additional information.

      We evaluate goodwill on a country-by-country basis ("reporting unit") for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon our annual impairment analysis in the fourth quarter of 2004, the estimated fair value of our reporting units exceeded their carrying value, and as a result, we did not need to proceed to the second step of the impairment test.

      Other identified intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of the intangible assets, we consider the nature and terms of the underlying agreements, the customer's attrition rate, competitive environment and brand history, as applicable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT - We use derivative instruments to hedge against the risk of adverse movements associated with commodity prices, interest rates and foreign currency. Our policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

      All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction ("cash flow hedge"). The derivative's gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item.

      If a fair value or cash flow hedge were to cease to qualify for hedge accounting or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

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

      STOCK-BASED EMPLOYEE COMPENSATION - We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option and restricted stock grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options based upon the fair value of the PBG stock on the date of grant. As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

                                                                      52 WEEKS ENDED
                                                                   2004   2003   2002
                                                                   ----   ----   ----
Net income:
As reported.....................................................   $829   $721   $734
Add: Total stock-based employee compensation expense
     included in reported net income............................     --      4     --
Less: Total stock-based employee compensation expense
      under fair value-based method for all awards...............   (65)   (74)   (70)
                                                                   ----   ----   ----
Pro forma.......................................................   $764   $651   $664
                                                                   ====   ====   ====

      Pro forma compensation cost measured for equity awards granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

      The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted-average assumptions:

                                                     2004       2003       2002
                                                    -------    -------    -------
Risk-free interest rate........................         3.2%       2.9%       4.5%
Expected life..................................     6 years    6 years    6 years
Expected volatility............................          35%        37%        37%
Expected dividend yield........................        0.68%      0.17%      0.16%

      COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

      NEW ACCOUNTING STANDARDS

      EITF ISSUE NO. 02-16

      As discussed above in Note 2, the EITF reached a consensus on Issue No. 02-16 in 2003, addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. During 2003, we recorded a transition adjustment of $6 million, net of taxes of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances. Assuming that EITF Issue No. 02-16 had been in place for all periods presented, the following pro forma adjustments would have been made to our reported results for the fifty-two weeks ended December 28, 2002:

                                                                 52 WEEKS ENDED DECEMBER 28, 2002
                                                                 --------------------------------
                                                                    AS     EITF 02-16  PRO FORMA
                                                                 REPORTED  ADJUSTMENT   RESULTS
                                                                 --------  ----------  ----------
  Net revenues................................................   $9,216    $(290)      $8,926
  Cost of sales...............................................    5,001     (491)       4,510
  Selling, delivery and administrative expenses...............    3,318      201        3,519
                                                                 ------    -----       ------
  Operating income............................................   $  897    $  --       $  897
                                                                 ======    =====       ======

      Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income for the fifty-two weeks ended December 25, 2004, December 27, 2003, and December 28, 2002, would have been as follows:

                                                                         52 WEEKS ENDED
                                                                 ------------------------------
                                                                 DECEMBER   DECEMBER   DECEMBER
                                                                 25, 2004   27, 2003   28, 2002
                                                                 --------   --------   --------
     Net income:
       As reported............................................     $829      $721        $734
       Pro forma..............................................     $829      $727        $734

      FASB STAFF POSITION FAS 106-2

      During the second quarter of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." See Note 11 - Pension and Postretirement Medical Benefit Plans for further details regarding the impact of FASB Staff Position FAS 106-2.

      SHARE-BASED PAYMENTS

      During the fourth quarter of 2004, the FASB issued SFAS No. 123R, "Share-Based Payments: an amendment of FASB Statements 123 and 95," which requires companies to expense the fair value of share-based payments provided to employees. The grant-date fair value of the employee share options and similar instruments will be estimated using option-pricing models. SFAS No. 123R becomes effective for interim periods beginning after June 15, 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 3 -- INVENTORIES

                                                                                              2004       2003
                                                                                              ----       -----
Raw materials and supplies...............................................................     $ 159      $ 140
Finished goods...........................................................................       268        234
                                                                                              -----      -----
                                                                                              $ 427      $ 374
                                                                                              =====      =====

NOTE 4 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                                              2004       2003
                                                                                              -----      -----
Prepaid expenses.........................................................................     $ 180      $ 150
Other assets.............................................................................        49         44
                                                                                              -----      -----
                                                                                              $ 229      $ 194
                                                                                              =====      =====

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                              2004       2003
                                                                                             ------     ------
Land ....................................................................................    $  257     $  241
Buildings and improvements ..............................................................     1,263      1,185
Manufacturing and distribution equipment ................................................     3,289      3,028
Marketing equipment .....................................................................     2,237      2,131
Other ...................................................................................       177        176
                                                                                             ------     ------
                                                                                              7,223      6,761
Accumulated depreciation ................................................................    (3,642)    (3,338)
                                                                                             ------     ------
                                                                                             $3,581     $3,423
                                                                                             ======     ======

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements..........................................     20-33 years
Manufacturing and distribution equipment............................     2-15 years
Marketing equipment.................................................     3-7 years

NOTE 6 -- OTHER INTANGIBLE ASSETS, NET AND GOODWILL

                                                                                                       2004         2003
                                                                                                     --------      -------
Intangibles subject to amortization:
   Gross carrying amount:
     Customer relationships and lists .........................................................      $    46       $    42
     Franchise/distribution rights ............................................................           44            23
     Other identified intangibles .............................................................           30            27
                                                                                                     -------       -------
                                                                                                         120            92
                                                                                                     -------       -------

Accumulated amortization:
     Customer relationships and lists .........................................................           (6)           (3)
     Franchise/distribution rights ............................................................          (15)          (10)
     Other identified intangibles .............................................................          (16)          (12)
                                                                                                     -------       -------
                                                                                                         (37)          (25)
                                                                                                     -------       -------
Intangibles subject to amortization, net ......................................................           83            67
                                                                                                     -------       -------

Intangibles not subject to amortization:
   Carrying amount:
     Franchise rights .........................................................................        2,958         2,908
     Distribution rights ......................................................................          288           286
     Trademarks ...............................................................................          208           207
     Other identified intangibles .............................................................          102            94
                                                                                                     -------       -------
Intangibles not subject to amortization .......................................................        3,556         3,495
                                                                                                     -------       -------
Total other intangible assets, net ............................................................      $ 3,639       $ 3,562
                                                                                                     =======       =======

Goodwill ......................................................................................      $ 1,416       $ 1,386
                                                                                                     =======       =======

      In 2004, total other intangible assets, net and goodwill increased by approximately $107 million due to the following:

                                                                                                      OTHER
                                                                                                    INTANGIBLE
                                                                                         GOODWILL   ASSETS, NET     TOTAL
                                                                                         --------   -----------    -------
Balance at December 27, 2003 .......................................................     $1,386      $ 3,562       $ 4,948
   Purchase price allocations relating to recent acquisitions ......................          9           65            74
   Impact of foreign currency translation ..........................................         21           31            52
   Intangible asset impairment charge ..............................................         --           (9)           (9)
   Increase in pension asset .......................................................         --            3             3
   Amortization of intangible assets ...............................................         --          (13)          (13)
                                                                                         ------      -------       -------
Balance at December 25, 2004 .......................................................     $1,416      $ 3,639       $ 5,055
                                                                                         ======      =======       =======

      During the fourth quarter we recorded a $9 million non-cash impairment charge ($6 million net of tax) in selling, delivery and administrative expenses relating to our re-evaluation of the fair value of our franchise licensing agreement for the SQUIRT trademark in Mexico, as a result of a change in its estimated accounting life. The franchise licensing agreements for the SQUIRT trademark were considered to have an indefinite life and granted The Pepsi Bottling Group Mexico S.R.L. ("PBG Mexico") the exclusive right to produce, sell, and distribute beverages under the SQUIRT trademark in certain territories of Mexico. In December 2004, Cadbury Bebidas, S.A. de C.V. ("Cadbury Mexico"), the owner of the SQUIRT trademark, sent PBG Mexico notices that purportedly terminated the SQUIRT licenses for these territories effective January 15, 2005. PBG Mexico believes that these licenses continue to be in effect and that Cadbury Mexico has no legally supportable basis to terminate the licenses. However, as a result of these recent unanticipated actions, PBG Mexico is no longer certain that it will have the right to distribute SQUIRT in Mexico after certain of its contractual rights expire in 2015. Accordingly, we have concluded that the franchise rights relating to the SQUIRT trademark should no longer be considered to have an indefinite life, but should be treated as having a 10-year life for accounting purposes. Due to the reduction in the useful life of these franchise rights, we wrote the carrying value of the SQUIRT franchise rights down to its current estimated fair value. The remaining carrying value will be amortized over the estimated useful life of 10 years, resulting in approximately $2 million of expense each year, starting in 2005.

      We measured the fair value of SQUIRT's franchise rights using a multi-period excess earnings method, which was based upon estimated discounted future cash flows for 10 years. We deducted a contributory charge from our net after-tax cash flows for the economic return attributable to the working capital and property, plant and equipment, for SQUIRT'S franchise rights. The net discounted cash flows in excess of the fair returns on these assets represent the fair value of the SQUIRT franchise rights.

      In 2003, total other intangible assets, net and goodwill increased by approximately $261 million due to the following:

                                                                                              OTHER
                                                                                            INTANGIBLE
                                                                                  GOODWILL  ASSETS, NET  TOTAL
                                                                                  --------  -----------  ------
Balance at December 28, 2002 ..................................................   $1,192     $ 3,495     $ 4,687
   Purchase price allocations relating to recent acquisitions .................      163          66         229
   Impact of foreign currency translation ....................................        31           8          39
   Increase in pension asset .................................................        --           5           5
   Amortization of intangible assets .........................................        --         (12)        (12)
                                                                                  ------     -------     -------
Balance at December 27, 2003 .................................................    $1,386     $ 3,562     $ 4,948
                                                                                  ======     =======     =======

      For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $13 million, $12 million and $8 million in 2004, 2003 and 2002, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                                          ESTIMATED AGGREGATE AMORTIZATION EXPENSE TO BE INCURRED
                                             WEIGHTED     -------------------------------------------------------
                                              AVERAGE
                                           AMORTIZATION
                                             PERIOD                        FISCAL YEAR ENDING
                                           ------------                    ------------------
                                                          2005        2006         2007         2008         2009
                                                          ----        ----         ----         ----         ----
Customer relationships and lists.........    17 years      $3          $3           $3           $3           $3
Franchise/distribution  rights...........     7 years      $6          $4           $3           $2           $2
Other identified intangibles.............     7 years      $5          $4           $3           $2           $1

NOTE 7 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                                                                  2004        2003
                                                                                                 ------      ------
Accounts payable...........................................................................      $  493      $  392
Trade incentives...........................................................................         201         220
Accrued compensation and benefits..........................................................         222         162
Other accrued taxes........................................................................         117         114
Other current liabilities..................................................................         246         275
                                                                                                 ------      ------
                                                                                                 $1,279      $1,163
                                                                                                 ======      ======

NOTE 8 -- SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                                                  2004       2003
                                                                                                 ------     -------
Short-term borrowings
   Current maturities of long-term debt....................................................      $   52     $ 1,178
   Other short-term borrowings ............................................................          77          67
                                                                                                 ------     -------
                                                                                                 $  129     $ 1,245
                                                                                                 ======     =======
Long-term debt
   5.63% (4.85% effective rate) (1)  senior notes due 2009.................................      $1,300     $ 1,300
   5.38% (3.53% effective rate) (1)  senior notes due 2004.................................           -       1,000
   4.63% (4.57% effective rate)      senior notes due 2012.................................       1,000       1,000
   2.45% (2.26% effective rate) (1)  senior notes due 2006.................................         500         500
   5.00% (5.12% effective rate)      senior notes due 2013.................................         400         400
   4.13% (4.35% effective rate)      senior notes due 2015.................................         250         250
   9.75% (3.70% effective rate) (2)  senior notes due 2004.................................           -         160
   Other (average rate 3.34%)..............................................................         107          67
                                                                                                 ------     -------
                                                                                                  3,557       4,677
   Add:  SFAS No. 133 adjustment (3)........................................................         (4)          3
         Fair value adjustment relating to purchase accounting..............................          -           3
   Less: Unamortized discount, net..........................................................          6           8
         Current maturities of long-term debt...............................................         52       1,178
                                                                                                 ------     -------
                                                                                                 $3,495     $ 3,497
                                                                                                 ======     =======

(1) Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2004.

(2) Effective interest rate includes the impact resulting from the fair value adjustment relating to our acquisition of Gemex.

(3) In accordance with the requirements of SFAS No. 133, the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt's carrying value plus a SFAS No. 133 fair value adjustment representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

      Maturities of long-term debt as of December 25, 2004, are 2005: $52 million, 2006: $509 million, 2007: $38 million, 2008: $4 million, 2009: $1,300 million and thereafter, $1,654 million. The maturities of long-term debt do not include the non-cash impact of the SFAS No. 133 adjustment and the interest effect of the unamortized discount.

      Our $1.3 billion of 5.63% senior notes due in 2009 and our $1.0 billion of 4.63% senior notes due in 2012 are guaranteed by PepsiCo.

      During the first quarter, we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year.

      In 2002, we purchased $181 million in U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9.75% senior notes maturing in March 2004, in order to defease their respective covenants. In March 2004, we repaid our $160 million of 9.75% senior notes by liquidating our investments in our debt defeasance trust.

      We had available short-term bank credit lines of approximately $381 million and $302 million at December 25, 2004 and December 27, 2003, respectively. These lines were used to support the general operating needs of our businesses outside the United States. As of year end 2004, we had $77 million outstanding under these lines of credit at a weighted-average interest rate of 3.72%. As of year end 2003, we had $67 million outstanding under these lines of credit at a weighted-average interest rate of 4.17%.

      Certain of our senior notes have redemption features and non-financial covenants and will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, our new secured debt should not be greater than 10% of our net tangible assets (net tangible assets are defined as total assets less current liabilities and net intangible assets).

      We are in compliance with all debt covenants.

      Amounts paid to third parties for interest, net of cash received from our interest rate swaps, was $163 million, $173 million and $128 million in 2004, 2003 and 2002, respectively.

      At December 25, 2004, we have outstanding letters of credit, bank guarantees and surety bonds valued at $61 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.

NOTE 9 -- LEASES

      We have noncancellable commitments under both capital and long-term operating leases, which consist principally of buildings, office equipment and machinery. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

      Our future minimum commitments under noncancellable leases are set forth below:

                                                           LEASES
                                                           ------
                                                     CAPITAL     OPERATING
                                                     -------     ---------
2005............................................      $ 2          $ 45
2006............................................        1            37
2007............................................        -            31
2008............................................        -            23
2009............................................        1            20
Later years.....................................        2            66
                                                      ---          ----
                                                      $ 6          $222
                                                      ===          ====

      At December 25, 2004, the present value of minimum payments under capital leases was $4 million, after deducting $2 million for imputed interest. Our rental expense was $75 million, $69 million and $62 million for 2004, 2003 and 2002, respectively. We plan to receive $6 million of sublease income for the periods 2005 through 2013.

NOTE 10 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      CASH FLOW HEDGES - We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of aluminum and fuel used in our operations. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

      We are subject to foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. Beginning in 2004, we have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

      We have also entered into treasury rate future contracts to hedge against adverse interest rate changes on debt issued in 2003 and 2002.

      For a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument, which is highly effective, is deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item.

      The following summarizes activity in accumulated other comprehensive loss
(AOCL) related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

YEAR ENDED DECEMBER 25, 2004
----------------------------
Accumulated net gains as of December 27, 2003..........   $23

Net changes in the fair value of cash flow hedges......    29

Net gains reclassified from AOCL into earnings.........   (35)
                                                          ---
ACCUMULATED NET GAINS AS OF DECEMBER 25, 2004..........   $17
                                                          ===

YEAR ENDED DECEMBER 27, 2003
----------------------------
Accumulated net losses as of December 28, 2002.........    $ (8)

Net changes in the fair value of cash flow hedges......      29

Net losses reclassified from AOCL into earnings........       2
                                                           ----
ACCUMULATED NET GAINS AS OF DECEMBER 27, 2003..........    $ 23
                                                           ====

      Assuming no change in the commodity prices and foreign currency rates as measured on December 25, 2004, $14 million of the deferred gain will be recognized in earnings over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2004, 2003 or 2002.

      FAIR VALUE HEDGES - We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $800 million of our senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100% effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swaps was a decrease of $7 million and $20 million in 2004 and 2003, respectively. In 2004, the fair value change of our swaps and debt have been recorded in other liabilities and long-term debt in our Consolidated Balance Sheets. In 2003, the fair value change of our swaps and debt have been recorded in other assets and long-term debt in our Consolidated Balance Sheets.

      UNFUNDED DEFERRED COMPENSATION LIABILITY - Our unfunded deferred compensation liability is subject to changes in PBG's stock price as well as price changes in other equity and fixed-income investments. Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.

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

      We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG's stock price. At December 25, 2004, we had a prepaid forward contract for 638,000 of PBG's shares at an exercise price of $26.90, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 25, 2004, of $17 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in PBG's stock price compared with the contract exercise price. We recognized $2 million in income in 2004 and $1 million in losses in 2003, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is classified as selling, delivery and administrative expenses.

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

      Long-term debt at December 25, 2004, had a carrying value and fair value of $3.5 billion and $3.6 billion, respectively, and at December 27, 2003, had a carrying value and fair value of $4.7 billion and $4.8 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 11 -- PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

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

      Nearly all of our U.S. employees are also eligible to participate in PBG's 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant's pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant's pay.

                                                                          PENSION
                                                                   ----------------------
Components of U.S. pension expense:                                2004     2003     2002
                                                                   ----     ----     ----
Service cost ..................................................    $ 43     $ 37     $ 28
Interest cost .................................................      69       63       56
Expected return on plan assets ................................     (83)     (67)     (66)
Amortization of prior service amendments ......................       7        6        6
Amortization of net loss ......................................      25       13       --
Special termination benefits ..................................      --       --        1
                                                                   ----     ----     ----
Net pension expense for the defined benefit plans .............    $ 61     $ 52     $ 25
                                                                   ----     ----     ----

Defined contribution plans expense ............................    $ 19     $ 19     $ 18
                                                                   ----     ----     ----
Total pension expense recognized in the Consolidated Statements
of Operations .................................................    $ 80     $ 71     $ 43
                                                                   ====     ====     ====

      POSTRETIREMENT MEDICAL BENEFITS

      PBG's postretirement medical plans provide medical and life insurance benefits principally to our U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

                                                             POSTRETIREMENT
                                                         ----------------------
Components of U.S. postretirement benefits expense:      2004     2003     2002
                                                         ----     ----     ----
Service cost ........................................    $  4     $  3     $  3
Interest cost .......................................      18       19       17
Amortization of net loss ............................       6        5        2
Amortization of prior service amendments ............      (1)      (2)      (6)
                                                         ----     ----     ----
Net postretirement benefits expense recognized in the
 Consolidated Statements of Operations ..............    $ 27     $ 25     $ 16
                                                         ====     ====     ====

      CHANGES IN THE PROJECTED BENEFIT OBLIGATIONS

                                         PENSION            POSTRETIREMENT
                                   --------------------    ----------------
                                     2004        2003       2004      2003
                                   --------    --------    ------    ------
Obligation at beginning of year    $ 1,129     $   953     $ 312     $ 286
Service cost ..................         43          37         4         3
Interest cost .................         69          63        18        19
Plan amendments ...............         11          11        --        --
Actuarial loss ................         48         112        19        22
Benefit payments ..............        (46)        (47)      (22)      (18)
LTD medical merger (1) ........         --          --        62        --
Gain due to Medicare subsidy ..         --          --       (14)       --
Transfers .....................         (2)         --        --        --
                                   -------     -------     -----     -----
Obligation at end of year .....    $ 1,252     $ 1,129     $ 379     $ 312
                                   =======     =======     =====     =====

(1) In 2004, we merged our long-term disability medical plan with our postretirement medical plan. Our long-term disability medical plan has been amended to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants currently receiving benefits will be grandfathered under the existing benefits program. The liabilities and respective costs associated with these participants have been added to our postretirement medical plan. If we merged our long-term disability medical plan into our postretirement medical plan in 2003, our projected benefit obligation would have increased by $53 million.

      CHANGES IN THE FAIR VALUE OF ASSETS

                                                                            PENSION          POSTRETIREMENT
                                                                      -----------------      --------------
                                                                        2004       2003      2004     2003
                                                                      -------     ------     ----     -----
Fair value at beginning of year..................................     $  809      $ 538      $--      $--
Actual return on plan assets.....................................        101        121       --       --
Transfers........................................................         (2)        --       --       --
Employer contributions...........................................        163        197       22       18
Benefit payments.................................................        (46)       (47)     (22)     (18)
                                                                      ------      -----      ---      ---
Fair value at end of year........................................     $1,025      $ 809      $--      $--
                                                                      ======      =====      ===      ===

    ADDITIONAL PLAN INFORMATION

                                                                              PENSION          POSTRETIREMENT
                                                                        -------------------    --------------
                                                                          2004        2003      2004     2003
                                                                        -------     -------    -----     ----
Projected benefit obligation........................................    $ 1,252     $ 1,129     $379     $312
Accumulated benefit obligation......................................    $ 1,150     $ 1,006     $379     $312
Fair value of plan assets (1).......................................    $ 1,033     $   899     $ --     $ --

(1)   Includes fourth quarter employer contributions.

      The accumulated and projected obligations for all plans exceed the fair value of assets.

      FUNDED STATUS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS

                                                                                 PENSION            POSTRETIREMENT
                                                                           -----------------      ----------------
                                                                            2004        2003       2004        2003
                                                                           -----       ------     ------      ------
Funded status at end of year........................................       $(227)      $(320)     $(379)      $(312)
Unrecognized prior service cost.....................................          50          46         (6)         (7)
Unrecognized loss...................................................         458         453        145         127
Fourth quarter employer contribution................................           8          90          8           6
                                                                            ----        ----      -----       -----
Net amounts recognized..............................................        $289        $269      $(232)      $(186)
                                                                            ====        ====      =====       =====

     NET AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS

                                                                                PENSION            POSTRETIREMENT
                                                                           -----------------      ----------------
                                                                            2004        2003       2004       2003
                                                                           ------     -------     ------     ------
Other liabilities...................................................       $(136)     $ (124)     $(232)     $(186)
Intangible assets...................................................          50          47         --         --
Accumulated other comprehensive loss................................         375         346         --         --
                                                                           -----      ------      -----      -----
Net amounts recognized..............................................       $ 289      $  269      $(232)     $(186)
                                                                           =====      ======      =====      =====
Increase in minimum liability included in accumulated other
comprehensive loss in Owners' Equity................................       $  29      $   34      $  --      $  --
                                                                           =====      ======      =====      =====

      At December 25, 2004, and December 27, 2003, the accumulated benefit obligation of PBG's U.S. pension plans exceeded the fair market value of the plan assets resulting in the recognition of the unfunded liability as a minimum balance sheet liability. As a result of this additional liability, our intangible asset increased by $3 million to $50 million in 2004, which equals the amount of unrecognized prior service cost in our plans. The remainder of the liability that exceeded the unrecognized prior service cost was recognized as an increase to accumulated other comprehensive loss of $29 million and $34 million in 2004 and 2003, respectively, in our Consolidated Statements of Changes in Owners' Equity.

      ASSUMPTIONS

      The weighted-average assumptions used to measure net expense for years ended:

                                                  PENSION            POSTRETIREMENT
                                           ---------------------   ---------------------
                                           2004     2003    2002   2004     2003   2002
                                           -----   -----   -----   -----   -----   ----
Discount rate...........................   6.25%   6.75%   7.50%   6.25%   6.75%   7.50%
Expected return on plan assets(1)........  8.50%   8.50%   9.50%    N/A     N/A     N/A
Rate of compensation increase...........   4.20%   4.34%   4.33%   4.20%   4.34%   4.33%

(1) Expected return on plan assets is presented after administration expenses.

     The weighted-average assumptions used to measure the benefit liability as of the end of the year were as follows:

                                             PENSION       POSTRETIREMENT
                                           ------------    --------------
                                           2004    2003    2004     2003
                                           ----    ----    ----     -----
Discount rate...........................   6.15%   6.25%   6.15%    6.25%
Rate of compensation increase...........   3.60%   4.20%   3.60%    4.20%

      We have evaluated these assumptions with our actuarial advisors and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.

      FUNDING AND PLAN ASSETS

                                                  ALLOCATION PERCENTAGE
                                                -------------------------
Asset Category                                  TARGET    ACTUAL   ACTUAL
--------------                                  ------    ------   ------
                                                 2005      2004     2003
                                                 ----      ----     ----
Equity securities............................   70%-75%    75%      74%
Debt securities..............................   25%-30%    25%      26%

      The table above shows the target allocation and actual allocation. PBG's target allocations of the plan assets reflect the long-term nature of our pension liabilities. None of the assets are invested directly in equity or debt instruments issued by Bottling LLC, PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. The plan's equity investments are diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). The plan's fixed income investments are also diversified and consist of both corporate and U.S. government bonds. We currently do not invest directly into any derivative investments. The plan's assets are held in a pension trust account at our trustee's bank.

      PBG's pension investment policy and strategy are mandated by PBG's Pension Investment Committee (PIC) and are overseen by the PBG Board of Directors' Compensation and Management Development Committee. The plan's assets are invested using a combination of enhanced and passive indexing strategies. The performance of the plan's assets is benchmarked against market indices and reviewed by the PIC. Changes in investment strategies, asset allocations and specific investments are approved by the PIC prior to execution.

      HEALTH CARE COST TREND RATES

      We have assumed an average increase of 10.0% in 2005 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.0% in 2013 and thereafter.

      Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

                                                                                      1%        1%
                                                                                      --        --
                                                                                   INCREASE   DECREASE
                                                                                   --------   --------
Effect on total fiscal year 2004 service and interest cost components...........      $1       $ (-)
Effect on the fiscal year 2004 accumulated postretirement benefit obligation....      $8       $ (7)

      On May 19, 2004, FASB Staff Position No. FAS 106-2 ("FSP") was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). We currently provide postretirement medical benefits to a group of retirees (employees who retired prior to the beginning of 1989) with little or no cost sharing. Additionally, we provide postretirement medical benefits to another group of retirees (employees who retired between 1989 and 1992) that will have cost sharing once their annual costs are twice the 2004 costs. For these retiree groups, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we retroactively applied the FSP to the date of enactment. As a result:

      - The obligation (accumulated projected benefit obligation) decreased by $14.3 million, and

      - The net periodic postretirement medical benefits cost decreased by $1.1 million for the year ended December 25, 2004.

      There were no changes in estimates of participation or per capita claims costs as a result of the Act.

      The specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued, could require us to change previously reported information.

      We also provide postretirement medical benefits to another group of retirees (employees who retired after 1992) with cost sharing. At present, due to the lack of clarifying regulations related to the Act, we cannot determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act and therefore, we cannot determine its impact on our financial statements.

     PENSION AND POSTRETIREMENT CASH FLOW
     Our contributions are made in accordance with applicable tax regulations that provide us and our owners with current tax deductions for our contributions and for taxation to the employee when the benefits are received. We do not fund PBG's pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total pension liabilities at December 25, 2004, $49 million relates to plans not funded due to these unfavorable tax consequences.

EMPLOYER CONTRIBUTIONS TO U.S. PLANS                                      PENSION    POSTRETIREMENT
------------------------------------                                      --------   --------------
2003...................................................................    $ 162           $18
2004 ..................................................................    $  81           $22
2005 (expected)........................................................    $  56           $29

      Our 2005 expected contributions are intended to meet or exceed the IRS minimum requirements and provide us with current tax deductions.

      EXPECTED BENEFIT PAYMENTS

      The expected benefit payments made from PBG's pension and postretirement medical plans (with and without the subsidy received from the Act) to our participants over the next ten years are as follows:

                                                                              POSTRETIREMENT
                                                                            ---------------------
                                                                            INCLUDING   EXCLUDING
                                                                            MEDICARE    MEDICARE
EXPECTED BENEFIT PAYMENTS                                         PENSION    SUBSIDY     SUBSIDY
-------------------------                                         -------   ---------   ---------
2005...........................................................    $  48      $ 29        $ 29
2006...........................................................    $  51      $ 27        $ 29
2007...........................................................    $  55      $ 28        $ 29
2008...........................................................    $  59      $ 28        $ 29
2009...........................................................    $  63      $ 28        $ 30
2010 to 2014...................................................    $ 400      $143        $150

NOTE 12 -- EMPLOYEE STOCK OPTION PLANS

      Under PBG's long-term incentive plan, PBG stock options are issued to middle and senior management employees and vary according to salary and level within PBG. Except as noted below, PBG options granted in 2004, 2003 and 2002 had exercise prices ranging from $24.25 per share to $30.25 per share, $18.25 per share to $25.50 per share and $23.25 per share to $29.25 per share, respectively, expire in 10 years and generally become exercisable 25% after one year, an additional 25% after two years, and the remainder after three years. We measure the fair value of PBG options on the date of grant using the Black-Scholes-Merton option-pricing model.

      The following table summarizes option activity during 2004:

                                                                              WEIGHTED
                                                                              -AVERAGE
                                                                              EXERCISE
Options in millions                                                 OPTIONS    PRICE
                                                                    -------   --------
Outstanding at beginning of year.................................    41.3     $17.19
   Granted.......................................................     7.1     $29.54
   Exercised.....................................................    (9.3)    $12.86
   Forfeited.....................................................    (0.7)    $25.38
                                                                    -----
Outstanding at end of year.......................................    38.4     $20.35
                                                                    =====     ======
Exercisable at end of year.......................................    23.4     $16.43
                                                                    =====     ======
Weighted-average fair value of options granted during the year...             $10.81
                                                                              ======

      The following table summarizes option activity during 2003:

                                                                              WEIGHTED
                                                                              -AVERAGE
                                                                              EXERCISE
Options in millions                                                 OPTIONS    PRICE
                                                                    -------   --------
Outstanding at beginning of year.................................    37.4     $15.53
   Granted.......................................................     8.1     $23.27
   Exercised.....................................................    (3.1)    $11.27
   Forfeited.....................................................    (1.1)    $22.44
                                                                     ----
Outstanding at end of year.......................................    41.3     $17.19
                                                                     ====     ======
Exercisable at end of year.......................................    26.9     $13.93
                                                                     ====     ======
Weighted-average fair value of options granted during the year...             $ 9.29
                                                                              ======

      The following table summarizes option activity during 2002:

                                                                              WEIGHTED
                                                                              -AVERAGE
                                                                              EXERCISE
Options in millions                                                 OPTIONS     PRICE
                                                                    -------   --------
Outstanding at beginning of year.................................     39.7    $13.20
   Granted.......................................................      6.4    $25.32
   Exercised.....................................................     (8.1)   $11.63
   Forfeited.....................................................     (0.6)   $16.89
                                                                      ----
Outstanding at end of year.......................................     37.4    $15.53
                                                                      ====    ======
Exercisable at end of year.......................................     19.9    $12.59
                                                                      ====    ======
Weighted-average fair value of options granted during the year...             $10.89
                                                                              ======

      Stock options outstanding and exercisable at December 25, 2004:

                                      OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
----------------------------------------------------------------------------------
Options in millions
                                     WEIGHTED
                                     -AVERAGE       WEIGHTED             WEIGHTED
                                     REMAINING      -AVERAGE             -AVERAGE
                                    CONTRACTUAL     EXERCISE             EXERCISE
RANGE OF EXERCISE PRICE   OPTIONS   LIFE IN YEARS    PRICE     OPTIONS    PRICE
-----------------------   -------   -------------   --------   -------   ---------
$9.38-$11.49...........     4.7        5.25          $ 9.40      4.7       $ 9.40
$11.50-$15.88..........     6.9        4.34          $11.69      6.9       $11.69
$15.89-$22.50..........     7.9        6.38          $20.47      7.5       $20.52
$22.51-$30.25..........    18.9        8.33          $26.21      4.3       $24.65
                           ----                                 ----
                           38.4        6.83          $20.35     23.4       $16.43
                           ====        ====          ======     ====       ======

      RESTRICTED STOCK
      For the years ended 2004, 2003, and 2002, we had 403,000, 359,000 and
8,000 shares, respectively, of PBG restricted stock outstanding. During 2004, we granted 45,000 restricted shares of PBG with a weighted-average share price of $24.25. During 2003, we granted 351,000 restricted shares of PBG with a weighted-average share price of $23.46. During 2002, we granted 2,000 restricted shares of PBG with a weighted-average share price of $28.67.

NOTE 13 -- INCOME TAXES

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

      The details of our income tax provision are set forth below:

                                                                                2004    2003   2002
                                                                                -----   ----   -----
Current:
    Federal..................................................................   $ 17    $  7   $  (3)
    Foreign..................................................................     35      12      11
    State....................................................................      2       1       4
                                                                                ----    ----   -----
                                                                                  54      20      12
                                                                                ----    ----   -----
Deferred:
    Federal..................................................................     (3)     25      32
    Foreign..................................................................    (22)     26       2
    State....................................................................     --       2       3
                                                                                ----    ----   -----
                                                                                 (25)     53      37
                                                                                ----    ----   -----
                                                                                  29      73      49
           Rate change (benefit)/expense.....................................    (26)     11      --
                                                                                ----    ----   -----
                                                                                   3      84      49
           Cumulative effect of change in accounting principle...............     --      (1)     --
                                                                                ----    ----   -----
                                                                                $  3    $ 83   $  49
                                                                                ====    ====   =====

      In 2004, we had the following significant tax items, which decreased our tax expense by approximately $44 million:

      - Mexico tax rate change - In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.

      - Tax reserves - During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $18 million tax benefit for the year.

      Our 2003 income tax provision includes an increase in income tax expense of $11 million due to enacted tax rate changes in Canada during the 2003 tax year.

      Our U.S. and foreign income before income taxes is set forth below:

                                                                                2004     2003      2002
                                                                               ------   ------    ------
U.S.........................................................................   $  693   $  684    $  707
Foreign.....................................................................      139      127        76
                                                                               ------   ------    ------
Income before income taxes and cumulative effect of change in accounting
    principle...............................................................   $  832   $  811    $  783
Cumulative effect of change in accounting
principle.........................                                                 --       (7)       --
                                                                               ------   ------    ------

                                                                               $  832   $  804    $  783
                                                                               ======   ======    ======

      Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

                                                                                  2004      2003      2002
                                                                                --------   -------   ------
Income taxes computed at the U.S. federal statutory rate.....................     35.0%     35.0%     35.0%
Income taxable to owners.....................................................    (25.4)    (23.4)    (26.4)
State income tax, net of federal tax benefit.................................      0.2       0.3       0.6
Impact of foreign results (1)................................................     (8.6)    (10.1)     (6.2)
Change in valuation allowances (1)...........................................      2.9       4.5       1.4
Nondeductible expenses.......................................................      1.6       1.5       0.8
Net international tax audit settlements .....................................     (2.2)       --        --
Other, net...................................................................     (0.1)      1.2       1.2
                                                                                  ----      ----      ----
                                                                                   3.4       9.0       6.4
Rate change (benefit)/expense                                                     (3.0)      1.4        --
                                                                                  ----      ----      ----
Total effective income tax rate before cumulative effect of  change  in
accounting principle ........................................................      0.4%     10.4%      6.4%
Cumulative effect of change in accounting principle..........................       --        --        --
                                                                                  ----      ----      ----
Total effective income tax rate .............................................      0.4%     10.4%      6.4%
                                                                                  ====      ====      ====

(1) In 2004, we have reclassified certain Mexican net operating losses and their respective valuation allowances, which were recorded in 2003, to equity. We have determined that certain net operating losses resulting from the impact of a tax structure's foreign currency translational costs, correctly belong in equity. This reclassification had no impact on our Consolidated Financial Statements.

      The details of our 2004 and 2003 deferred tax liabilities (assets) are set forth below:

                                                                                 2004     2003
                                                                                ------   ------
Intangible assets and property, plant and equipment..........................   $ 437    $ 480
Other........................................................................      98       34
                                                                                -----    -----
Gross deferred tax liabilities...............................................     535      514
                                                                                -----    -----

Net operating loss carryforwards.............................................    (342)    (258)
Employee benefit obligations.................................................     (12)     (19)
Various liabilities and other................................................     (61)     (67)
                                                                                -----    -----
Gross deferred tax assets....................................................    (415)    (344)
Deferred tax asset valuation allowance.......................................     305      271
                                                                                -----    -----
Net deferred tax assets......................................................    (110)     (73)
                                                                                -----    -----
Net deferred tax liability...................................................   $ 425    $ 441
                                                                                =====    =====

CONSOLIDATED BALANCE SHEETS CLASSIFICATION
Prepaid expenses and other current assets....................................   $ (11)   $ (10)
Deferred income taxes........................................................     436      451
                                                                                -----    -----
                                                                                $ 425    $ 441
                                                                                =====    =====

      We have net operating loss carryforwards totaling $1,177 million at December 25, 2004, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these carryforwards, $9 million expire in 2005 and $1,168 million expire at various times between 2006 and 2024. At December 25, 2004, we have tax credit carryforwards in the U.S. of $4 million with an indefinite carryforward period and in Mexico of $15 million, which expire at various times between 2008 and 2014.

      We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have increased by $34 million in 2004 and increased by $124 million in 2003.

      Approximately $17 million of our valuation allowance relating to our deferred tax assets at December 25, 2004 would be applied to reduce goodwill if reversed in future periods.

      Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable. These undistributed earnings are approximately $546 million at December 25, 2004. The American Jobs Creation Act of 2004 was enacted allowing for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

      Income taxes receivable from taxing authorities were $39 million and $34 million at December 25, 2004, and December 27, 2003, respectively. Such amounts are recorded within prepaid expenses and other current assets and other long-term assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $13 million and $22 million at December 25, 2004, and December 27, 2003, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

      Income taxes receivable from related parties were $5 million and $6 million at December 25, 2004, and December 27, 2003, respectively. Such amounts are recorded within prepaids and other current assets in our Consolidated Balance Sheets. Amounts paid to taxing authorities and related parties for income taxes were $63 million, $37 million and $0 million in 2004, 2003 and 2002, respectively.

NOTE 14 -- GEOGRAPHIC DATA

      We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.

                                                                        NET REVENUES
                                                                 --------------------------
                                                                   2004      2003     2002
                                                                 -------   -------   ------
U.S...........................................................   $ 7,818   $ 7,406   $7,572
Mexico........................................................     1,071     1,105      164
Other countries...............................................     2,017     1,754    1,480
                                                                 -------   -------   ------
                                                                 $10,906   $10,265   $9,216
                                                                 =======   =======   ======

                                                                 LONG-LIVED ASSETS
                                                                 -----------------
                                                                   2004     2003
                                                                 -------   -------
U.S...........................................................   $ 7,814   $ 7,220
Mexico........................................................     1,435     1,432
Other countries...............................................     1,444     1,350
                                                                 -------   -------
                                                                 $10,693   $10,002
                                                                 =======   =======

NOTE 15 -- RELATED PARTY TRANSACTIONS

      PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company.

      PBG has entered into a number of agreements with PepsiCo since its initial public offering. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:

      (1) The master bottling agreement for cola beverages bearing the "PEPSI-COLA" and "PEPSI" trademarks in the United States; master bottling agreements and distribution agreements for non-cola products in the United States; and a master fountain syrup agreement in the United States;

      (2) Agreements similar to the master bottling agreement and the non-cola agreements for each country in which we operate, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement for Canada, similar to the master syrup agreement;

      (3) A shared services agreement where we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service; and

      (4) Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the initial public offering.

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

      BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its discretion, provides us with various forms of bottler incentives to promote its beverages. These incentives are mutually agreed upon between us and PepsiCo and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objectives of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of EITF Issue No. 02-16, we changed our accounting methodology for the way we record bottler incentives. See Note 2 - Summary of Significant Accounting Policies for a discussion of the change in classification of these bottler incentives in our Consolidated Statements of Operations.

      Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $626 million, $646 million and $560 million for 2004, 2003 and 2002, respectively. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

      PURCHASES OF CONCENTRATE AND FINISHED PRODUCT - We purchase concentrate from PepsiCo, which is the critical flavor ingredient used in the production of carbonated soft drinks and other ready-to-drink beverages. PepsiCo determines the price of concentrate annually at its discretion. We also pay a royalty fee to PepsiCo for the AQUAFINA trademark. Amounts paid or payable to PepsiCo and its affiliates for concentrate and royalty fees were $2,075 million, $1,971 million and $1,699 million in 2004, 2003 and 2002, respectively.

      We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. During 2004, 2003 and 2002, total amounts paid or payable to PepsiCo or PepsiCo joint ventures for these transactions were $666 million, $556 million and $464 million, respectively.

      MANUFACTURING AND DISTRIBUTION SERVICE REIMBURSEMENTS - In 2003 and 2002, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2003 and 2002, total amounts paid or payable by PepsiCo for these transactions were $6 million and $10 million, respectively.

      FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $180 million, $200 million and $200 million, in 2004, 2003 and 2002, respectively.

      SHARED SERVICES - We provide and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. Total expenses incurred with PepsiCo and PepsiCo affiliates were approximately $68 million, $72 million and, $70 million during 2004, 2003 and 2002, respectively, and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations. Total income generated for services provided to PepsiCo and PepsiCo affiliates was approximately $10 million, $10 million and $13 million during 2004, 2003 and 2002, respectively, and is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

      FRITO-LAY PURCHASES - We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $75 million, $51 million and $44 million in 2004, 2003 and 2002, respectively.

      INCOME TAX EXPENSE - Under tax sharing arrangements we have with PepsiCo, we received $10 million, $7 million and $3 million in tax-related benefits from PepsiCo in 2004, 2003 and 2002, respectively.

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                 2004        2003        2002
                                                               ---------   ---------   ---------
Net revenues:
  Bottler incentives........................................   $     22    $     21    $    257
                                                               ========    ========    ========

Cost of sales:
  Purchases of concentrate and finished products,
      and AQUAFINA royalty fees.............................   $ (2,741)   $ (2,527)   $ (2,163)
  Bottler incentives........................................        522         527          --
  Manufacturing and distribution service reimbursements.....         --           6          10
                                                               --------    --------    --------
                                                               $ (2,219)   $ (1,994)   $ (2,153)
                                                               ========    ========    ========

Selling, delivery and administrative expenses:
  Bottler incentives........................................   $     82    $     98    $    303
  Fountain service fee......................................        180         200         200
  Frito-Lay purchases.......................................        (75)        (51)        (44)
  Shared services...........................................        (58)        (62)        (57)
                                                               --------    --------    --------
                                                               $    129    $    185    $    402
                                                               ========    ========    ========

Income tax expense..........................................   $     10    $      7    $      3
                                                               ========    ========    ========

      We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.

      We paid PepsiCo $1 million, $3 million and $10 million during 2004, 2003 and 2002, respectively, for distribution rights relating to the SOBE brand in certain PBG-owned territories in the U.S. and Canada.

      Amounts receivable from PepsiCo and its affiliates at December 25, 2004 were $6 million. Such amounts are recorded in prepaid and other current assets in our Consolidated Balance Sheets. Amounts payable to PepsiCo and its affiliates at December 27, 2003 were $20 million. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

      PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 25, 2004, PBG owned approximately 93.2% of our equity.

      Beginning in 2002, PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2004 and 2003 were $110 million and $98 million, respectively.

      We have loaned PBG $442 million and $552 million during 2004 and 2003, respectively, net of repayments. During 2004, these loans were made through a series of 1-year notes, with interest rates ranging from 1.6% to 2.9%. Total intercompany loans owed to us from PBG at December 25, 2004 and December 27, 2003, were $1,948 million and $1,506 million, respectively. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $28 million and $22 million at December 25, 2004 and December 27, 2003, respectively, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.

      Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $30 million, $26 million and $24 million, in 2004, 2003 and 2002, respectively.

      On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

      PBG has a $500 million commercial paper program that is supported by a credit facility which is guaranteed by us and expires in April 2009. There are certain financial covenants associated with these credit facilities. PBG has used this credit facility to support its commercial paper program in 2004 and 2003. At December 25, 2004, PBG had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%. At December 27, 2003, PBG had no outstanding commercial paper.

      We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2004 and 2003, we made cash distributions to PBG and PepsiCo totaling $185 million and $97 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

Managing Director and Officers

      One of our managing directors is an employee of PepsiCo and the other managing directors and officers are employees of PBG.

NOTE 16 -- CONTINGENCIES

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

      In 1995, a class action suit was filed against three of our suppliers for price fixing on the sale of high fructose corn syrup during the years between 1991 and 1995. During this time period we were still part of PepsiCo. During 2004, these suppliers have settled their respective charges. Settlement of damages will be allocated to each class action recipient based on their percentage of purchases of the high fructose corn syrup from these suppliers during the period 1991 through 1995. We believe the claims process for the allocation of settlement to each class action recipient will be finalized during 2005. Currently, we can not reasonably estimate the amount of proceeds we will receive from the settlement of this case and accordingly have not recorded a gain during 2004.

      As of December 25, 2004, we employed approximately 64,700 workers, of whom approximately 31,700 were employed in the United States. Approximately 8,900 of our workers in the United States are union members and approximately 16,900 of our workers outside the United States are union members. Approximately 50% of the union members in the United States are covered under contracts that will expire in 2005. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements in the past.

NOTE 17 -- ACQUISITIONS

      During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:

      -     Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

      -     Seltzer and Rydholm, Inc. of Auburn, Maine in October

      -     Phil Gaudreault et Fils Ltee of Quebec, Canada in November

      -     Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November

      As a result of these acquisitions, we have assigned $5 million to goodwill, $66 million to franchise rights and $3 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five to ten years. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the dates of acquisitions. The operating results of each of our acquisitions are included in our Consolidated Financial Statements from its respective date of purchase. These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

      During 2004, we also paid $1 million for the purchase of certain distribution rights relating to SOBE.

      During 2003, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from three franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and assumption of liabilities of $13 million:

-     Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February

-     Cassidy's Beverage Limited of New Brunswick, Canada in February

-     Olean Bottling Works, Inc. of Olean, New York in August

      As a result of these acquisitions, we have assigned $7 million to goodwill, $76 million to franchise rights and $5 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five years.

      During 2003, we also paid $5 million for the purchase of certain distribution rights relating to SOBE and DR PEPPER and paid $4 million for purchase obligations relating to acquisitions made in the prior year.

NOTE 18 -- ACCUMULATED OTHER COMPREHENSIVE LOSS

      The year-end balances related to each component of accumulated other comprehensive loss were as follows:

                                                    2004      2003      2002
                                                   ------   -------   -------
Currency translation adjustment.................   $ (89)   $ (180)   $ (276)
Cash flow hedge adjustment......................      17        23        (8)
Minimum pension liability adjustment............    (375)     (346)     (312)
                                                   -----    ------    ------

Accumulated other comprehensive loss............   $(447)   $ (503)   $ (596)
                                                   =====    ======    ======

NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                         FIRST       SECOND      THIRD         FOURTH
2004                    QUARTER     QUARTER     QUARTER     QUARTER(1),(2)    FULL YEAR
                        -------     -------     -------     --------------    ---------
Net revenues .......    $ 2,067     $ 2,675     $ 2,934     $    3,230        $10,906
Gross profit .......      1,016       1,297       1,412          1,525          5,250
Operating income ...        136         273         360            196            965
Net income .........         97         225         324            183            829

(1) Includes Mexico tax law change benefit of $26 million.

(2) Includes a $9 million non-cash impairment charge ($6 million net of tax) relating to our re-evaluation of the fair value of our franchise licensing agreement for the SQUIRT trademark in Mexico.

                         FIRST       SECOND      THIRD        FOURTH
 2003                   QUARTER     QUARTER     QUARTER     QUARTER (3)   FULL YEAR
                        -------     -------     -------     -----------   ---------
Net revenues .......    $ 1,874     $ 2,532     $ 2,810     $   3,049     $ 10,265
Gross profit .......        947       1,242       1,372         1,489        5,050
Operating income ...        119         276         360           206          961
Net income .........         70         229         307           115          721

(3) Includes Canada tax law change expense of $11 million.

       Report of Independent Registered Public Accounting Firm

Owners of
Bottling Group, LLC:

We have audited the accompanying consolidated balance sheets of Bottling Group, LLC and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, cash flows and changes in owners' equity for each of the fiscal years in the three-year period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

/s/ KPMG LLP

New York, New York

February 25, 2005

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 7, Management's Financial Review - Market Risks and Cautionary Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included in Item 7, Management's Financial Review - Financial Statements

     The financial statements of PBG, included in PBG's Annual Report on Form 10-K and filed with the Securities and Exchange Commission ("SEC") on February 28, 2005, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

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

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF BOTTLING LLC

      The name, age and background of each of Bottling LLC's Managing Directors is set forth below.

JOHN T. CAHILL, 47, is a Managing Director of Bottling LLC. Mr. Cahill has also been PBG's Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG's President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG's Board of Directors since January 1999 and served as PBG's Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

STEVEN M. RAPP, 51, is a Managing Director of Bottling LLC. He is also PBG's Senior Vice President, General Counsel and Secretary. Appointed to this position in January 2005, Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994. Mr. Rapp succeeds Pamela C. McGuire who was a Managing Director of Bottling LLC and Senior Vice President, General Counsel and Secretary of PBG from 1998 through 2004.

MATTHEW M. MCKENNA, 54, is a Managing Director of Bottling LLC. He is also the Senior Vice President of Finance of PepsiCo. Previously he was Senior Vice President and Treasurer and before that, Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.

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

      ITEM 11. EXECUTIVE COMPENSATION

      SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table provides information on compensation earned and equity-based awards granted for the years indicated by PBG to Bottling LLC's Principal Executive Officer and the two other executive officers of Bottling LLC as of the end of the 2004 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM  COMPENSATION
                                   ANNUAL COMPENSATION                             AWARDS               PAYOUTS
                                   -------------------                             ------               -------
                                                                           Restricted    Securities                  All Other
     Name and                                           Other  Annual         Stock      Underlying       LTIP      Compensation
Principal Position    Year  Salary($)   Bonus($)       Compensation ($)    Awards ($)    Options (#)   Payouts ($)      ($)
------------------    ----  ---------   --------       ----------------    ----------    -----------   -----------  ------------
John T. Cahill        2004   $871,154  $1,531,250 (1)    $ 19,139 (2)    $        0        444,915      $      0     $ 8,362 (4)
Principal             2003    817,692     515,630          26,409         1,500,000 (3)    526,596             0       8,141
Executive Officer     2002    721,154     681,500          32,227                 0        287,129             0       6,843

Alfred H. Drewes      2004    383,462     404,250          19,171 (5)             0        104,407             0       8,200 (6)
Principal             2003    372,231     140,630          14,475         1,500,000 (3)    127,660       241,050       8,000
Financial Officer     2002    355,923     217,550          13,060                 0        113,109       218,962       6,338

Andrea L. Forster     2004    221,154     170,250           4,695 (5)             0         45,763             0       8,200 (6)
Principal             2003    193,307      50,000           4,695                 0         34,043             0       7,624
Accounting Officer    2002    187,923      92,700           5,744                 0         29,941       111,219       7,498

(1) Mr. Cahill's 2004 bonus reflects the performance of the Company in 2004, which significantly exceeded the targets established by the Compensation and Management Development Committee.

(2) This amount reflects (i) payment of the executive's tax liability with respect to certain Company provided perquisites and (ii) benefits from the personal use of corporate transportation.

(3) This amount reflects a performance-based restricted stock award granted in 2003 that was scheduled to vest only if certain cumulative performance targets were achieved in fiscal years 2003, 2004 and 2005. In light of PBG's cumulative performance for fiscal years 2003 and 2004 relative to the pre-established targets, it is unlikely that the cumulative performance targets will be achieved. Accordingly, it is unlikely that the executive will vest in any of the restricted shares reflected in the table. The amount set out in the table was calculated by multiplying the number of restricted shares granted to the executive by the fair market value of PBG Common Stock on March 1, 2003, the grant date. While the executive is unlikely to recognize any value from this award, SEC regulations require PBG to state the dollar value of the unvested restricted shares as of the close of the 2004 fiscal year, which was $1,715,750 (determined by multiplying the number of restricted shares awarded by $26.88, the closing price of PBG's Common Stock on December
      23, 2004, the last trading day of PBG's fiscal year). In the unlikely event that the performance targets are achieved and the executive remains employed by the Company, fifty percent of the award will vest on December 31, 2005 and fifty percent will vest on December 31, 2007. Dividends that are declared and paid by the Company on the shares of restricted stock shall be deferred until the shares have vested. Upon forfeiture of any such shares, the deferred dividends shall also be forfeited.

(4) This amount reflects (i) a standard PBG matching contribution in PBG Common Stock to the executive's 401(k) account and (ii) $162 in imputed income, based on tables used for income imputation, attributable to the annual cost of life insurance coverage equal to that purchased under the following arrangement. In 2001, Mr. Cahill waived his right to a portion of his deferred compensation. In exchange, the Company made a loan to Mr. Cahill's family trust to pay the premium on a life insurance policy on the life of Mr. Cahill and his spouse. The loan bears interest at a rate of 4.99%, which rate was established under IRS regulations, and the loan (with interest) will be repaid to the Company upon payment of the proceeds from the life insurance policy. Although the loan amount was greater than the amount of deferred compensation waived, the loan was determined to be cost neutral to the Company. Under the Sarbanes-Oxley Act of 2002, this loan may remain outstanding, so long as its terms are not materially modified.

(5) This amount reflects payment of the executive's tax liability with respect to certain Company provided perquisites.

(6) This amount reflects a standard PBG matching contribution in PBG Common Stock to the executive's 401(k) account.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      PBG holds 93.2% and PepsiCo holds 6.8% of the ownership of Bottling LLC.

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

      STOCK OWNERSHIP AND DIRECTOR RELATIONSHIPS WITH PEPSICO. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 22, 2005, PepsiCo's ownership represented 42.7% of the outstanding Common Stock and 100% of the outstanding Class B Common Stock together representing 47.9% of the voting power of all classes of PBG's voting stock. PepsiCo also owns approximately 6.8% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary. In addition, Matthew M. McKenna, a Managing Director of Bottling LLC, is an executive officer of PepsiCo.

      AGREEMENTS AND TRANSACTIONS WITH PEPSICO AND AFFILIATES. PBG and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to their respective businesses, and PBG and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. As used in this section, "PBG" includes PBG and its subsidiaries.

      Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2004 are described below.

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

                  During 2004, total payments by PBG to PepsiCo for
            concentrates, royalties and finished beverage products were approximately $2.4 billion.

                  Purchase of Distribution Rights. During 2004, PBG paid PepsiCo approximately $1 million for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States and Canada.

                  Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea
      concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the "Partnership"). During 2004, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $150 million.

            PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 2004, amounts paid or payable to the North American Coffee Partnership by PBG were approximately $185 million.

            Under tax sharing arrangements we have with PepsiCo and PepsiCo joint ventures, we received $10 million in tax related benefits in 2004.

            Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution through Russia. In 2004, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $75 million. Our agreement with Frito-Lay expired in 2004, however we expect to renew the agreement and continue our relationship with Frito-Lay.

            Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement and other arrangements, including information technology maintenance and the procurement of raw materials. During 2004, amounts paid or payable to PepsiCo for these services totaled approximately $68 million.

            Pursuant to the shared services agreement and other arrangements, PBG provides various services to PepsiCo, including employee benefit, credit and collection, international tax and accounting services. During 2004, payments to PBG from PepsiCo for these services totaled approximately $6 million.

            Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $4 million in 2004.

            National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo's national fountain customers. In 2004, net amounts paid or payable by PepsiCo to PBG for these services were approximately $180 million.

            Bottler Incentives. PepsiCo provides PBG with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. These bottler incentives are intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials), capital equipment funding and advertising support. For 2004, total bottler incentives paid or payable to PBG or on behalf of PBG by PepsiCo approximated $626 million.

            PBG provides certain administrative support services to PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC. In 2004, amounts paid or payable by PepsiAmericas, Inc. and Pepsi Bottling Ventures LLC to PBG for these services were approximately $42,000.

            PepsiCo Guarantees. The $1.3 billion of 5.63% senior notes issued on February 9, 1999 and the $1.0 billion of 4.63% senior notes issued on November 15, 2002, by us are guaranteed by PepsiCo in accordance with the terms set forth in the related indentures.

            PBG/Bottling LLC Transactions. PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 25, 2004, PBG owned approximately 93.2% of our equity.

            PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2004 were $110 million.

            We have loaned PBG $442 million during 2004 net of repayments. During 2004, these loans were made through a series of 1-year notes, with interest rates ranging from 1.6% to 2.9%. Total intercompany loans owed to us from PBG at December 25, 2004 were $1,948 million. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $28 million at December 25, 2004.

            Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $30 million in 2004.

            On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.

            PBG has a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by us and expires in April 2009. There are certain financial covenants associated with this credit facility. PBG has used this credit facility to support their commercial paper program in 2004. At December 25, 2004, PBG has $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%.

            Bottling Group, LLC Distribution. We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2004, in accordance with our Limited Liability Company Agreement we made cash distributions to PepsiCo in the amount of $13 million and to PBG in the amount of $172 million. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

            Relationships and Transactions with Management and Others. One of our managing directors is an employee of PepsiCo and the other managing directors and officers are employees of PBG. Linda G. Alvarado, a member of PBG's Board of Directors, together with certain of her family members own interests in YUM Brands franchise restaurant companies that purchase beverage products from PBG. In 2004, the total amount of these purchases was approximately $368,000.

      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      In addition to retaining KPMG LLP to audit Bottling LLC's consolidated financial statements for 2005, Bottling LLC and its affiliates retained KPMG LLP, as well as other accounting firms to provide various services in 2004, and expect to continue to do so in the future. The aggregate fees billed for professional services by KPMG LLP in 2004 and 2003 were as follows:

      AUDIT FEES. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of Bottling LLC's consolidated financial statements, audit of internal controls (2004 only), the reviews of its interim financial statements included in Bottling LLC's Forms 10-Q and all statutory audits were approximately $5.4 million for the fiscal year ended December 25, 2004 and approximately $3.6 million for the fiscal year ended December 27, 2003. The increase in fees for the fiscal year ended December 25, 2004, related to the audit of internal controls.

      AUDIT-RELATED FEES. The aggregate fees billed by KPMG LLP for professional services rendered primarily related to audits of employee benefit plans and other audit related services were approximately $123,000 for the fiscal year ended December 25, 2004. The aggregate fees billed by KPMG LLP for professional services rendered primarily related to due diligence work on acquisitions, accounting consultation for a proposed transaction, employee benefit plans and other audit related services were approximately $500,000 for the fiscal year ended December 27, 2003.

      TAX FEES. The aggregate fees billed by KPMG LLP for professional services rendered related primarily to assistance with tax compliance matters were approximately $206,000 for the fiscal year ended December 25, 2004 and approximately $150,000 for the fiscal year ended December 27, 2003.

      ALL OTHER FEES. There were no fees billed by KPMG LLP for other services rendered during each of the fiscal years ended December 25, 2004 and December 27, 2003.

      PRE-APPROVAL POLICIES AND PROCEDURES. In 2003, PBG adopted a policy that defines audit, audit-related, tax and other services to be provided to PBG, including Bottling LLC, by PBG's independent auditors ("Auditor Services") and requires such Auditor Services to be pre-approved by PBG's Audit and Affiliated Transactions Committee. In accordance with PBG's policy and applicable SEC rules and regulations, PBG's Audit Committee adopted a policy in 2003 requiring pre-approval by the Committee or its Chairperson of Auditor Services provided to PBG and its subsidiaries. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, the Committee Chairperson is authorized to approve such services, provided that they are consistent with PBG's policy and that the full Committee is advised of such services at the next regularly scheduled Committee meeting.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries are included in Item 7:

Consolidated Statements of Operations - Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Consolidated Statements of Cash Flows - Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Consolidated Balance Sheets - December 25, 2004 and December 27, 2003.

Consolidated Statements of Changes in Owners' Equity - Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Notes to Consolidated Financial Statements.

Independent Auditors' Report.

      The financial statements of PBG, included in PBG's Annual Report on Form 10-K and filed with the SEC on February 28, 2005, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

          2. Financial Statement Schedules. The following financial statement schedules of Bottling LLC and its subsidiaries are included in this Report on the page indicated:

                                                                                Page
                                                                                ----
Independent Auditors' Report on Schedule and Consent..........................   F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
              December 25, 2004, December 27, 2003 and December 28, 2002 .....   F-3

          3. Exhibits

             See Index to Exhibits on pages E-1 - E-3.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 2005

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

SIGNATURE                          TITLE                                DATE
/s/ John T. Cahill                 Principal Executive Officer and      February 22, 2005
------------------                 Managing Director
John T. Cahill

/s/ Alfred H. Drewes               Principal Financial Officer          February 22, 2005
--------------------
Alfred H. Drewes

/s/ Andrea L. Forster              Principal Accounting Officer         February 22, 2005
---------------------
Andrea L. Forster

/s/ Steven M. Rapp                 Managing Director                    February 22, 2005
------------------
Steven M. Rapp

/s/ Matthew M. McKenna             Managing Director                    February 22, 2005
----------------------
Matthew M. McKenna

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                               PAGE
                                                                               ----
Independent Auditors' Report on Schedule and Consent..........................  F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 25, 2004 December 27, 2003 and December 28, 2002..............  F-3

       Report and Consent of Independent Registered Public Accounting Firm

Owners of
Bottling Group, LLC:

The audits referred to in our report dated February 25, 2005 with respect to the consolidated financial statements of Bottling Group, LLC and subsidiaries, included the related financial statement schedule as of December 25, 2004, and for each of the fiscal years in the three-year period ended December 25, 2004, included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statement No. 333-108225 on Form S-3 of Bottling Group, LLC of our report dated February 25, 2005, with respect to the consolidated balance sheets of Bottling Group, LLC as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, cash flows and changes in owners' equity for each of the fiscal years in the three-year period ended December 25, 2004, and our report on the related financial statement schedule dated February 25, 2005 (which report appears above). Our report on the consolidated financial statements refers to the adoption of Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

/s/ KPMG LLP

New York, New York

February 25, 2005

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               BOTTLING GROUP, LLC
                                   IN MILLIONS

                    Balance At    Charged to                        Accounts        Foreign        Balance At
                     Beginning     Cost and                          Written       Currency          End Of
                     Of Period     Expenses       Acquisitions         Off        Translation        Period
                    ----------    ----------      ------------      --------      -----------      ----------
DESCRIPTION

FISCAL YEAR
ENDED
DECEMBER 25,
2004
  Allowance
  for losses
  on trade
  accounts
  receivable ..         $72           $(5)              $--            $ (7)            $1              $61

FISCAL YEAR
ENDED
DECEMBER 27,
2003
  Allowance
  for losses
  on trade
  accounts
  receivable ..         $67           $ 12              $--            $ (8)            $1              $72

FISCAL YEAR
ENDED
DECEMBER 28,
2002
  Allowance
  for losses
  on trade
  accounts
  receivable ..         $42           $ 32              $14            $(22)            $1              $67

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

4.10 Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4-1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling LLC's registration statement on Form S-4 (Registration No. 333-106285).

4.11 Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4-1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling LLC's registration statement on Form S-4 (Registration No. 333-106285).

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

----------------------
* Filed herewith