Form 10-Q
period 2005-03-19
BOTTLING GROUP LLC
filed 2005-04-27
CIK 1087835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended March 19, 2005 (12 weeks)
                               -------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from  ____________  to  ____________

Commission file number  333-80361-01
                        ------------


                               BOTTLING GROUP, LLC
                               -------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       13-4042452
--------------------------------                        ------------------
(State or other jurisdiction of                              (I.R.S.
employer incorporation or organization)                 Identification No.)

   One Pepsi Way, Somers, New York                           10589
-----------------------------------                      -----------------
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

                                                                                             Page No.
                                                                                             --------
Part I             Financial Information
     Item 1.       Financial Statements

                   Condensed Consolidated Statements of Operations -
                      12 weeks ended March 19, 2005 and March 20, 2004                          2

                   Condensed Consolidated Statements of Cash Flows -
                      12 weeks ended March 19, 2005 and March 20, 2004                          3

                   Condensed Consolidated Balance Sheets -
                      March 19, 2005 and December 25, 2004                                      4

                   Notes to Condensed Consolidated Financial Statements                      5-11

                   Report of Independent Registered Public Accounting Firm                     12

     Item 2.       Management's Financial Review                                            13-19

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                  20

     Item 4.       Controls and Procedures                                                     20

Part II            Other Information

     Item 1.       Legal Proceedings                                                           21

     Item 6.       Exhibits                                                                    21

                         PART I - FINANCIAL INFORMATION
     Item 1.
                               Bottling Group, LLC
                 Condensed Consolidated Statements of Operations
                             in millions, unaudited

                                                                                        12 Weeks Ended
                                                                                        --------------
                                                                                    March          March
                                                                                   19, 2005       20, 2004
                                                                                   --------       --------

     Net revenues...........................................................        $2,147         $2,067
     Cost of sales..........................................................         1,116          1,051
                                                                                     -----          -----

     Gross profit...........................................................         1,031          1,016
     Selling, delivery and administrative expenses..........................           912            880
                                                                                     -----          -----

     Operating income.......................................................           119            136
     Interest expense.......................................................            40             41
     Interest income........................................................            13              8
                                                                                     -----          -----

     Income before income taxes.............................................            92            103
     Income tax expense.....................................................             4              6
                                                                                     -----          -----

     Net income.............................................................        $   88         $   97
                                                                                     =====          =====


     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                        12 Weeks Ended
                                                                                        --------------
                                                                                    March          March
                                                                                   19, 2005       20, 2004
                                                                                   --------       --------
Cash Flows - Operations
 Net income.....................................................................    $   88         $   97
 Adjustments to reconcile net income to net cash provided by operations:
   Depreciation.................................................................       130            124
   Amortization.................................................................         3              3
   Deferred income taxes........................................................         -              2
   Other non-cash charges and credits, net......................................        36             32
   Changes in operating working capital, excluding effects of acquisitions:
    Accounts receivable, net....................................................        (3)            (3)
    Inventories, net............................................................       (48)           (67)
    Prepaid expenses and other current assets...................................       (28)            14
    Accounts payable and other current liabilities..............................       (61)            (9)
    Income taxes payable........................................................        (8)           (16)
                                                                                     -----          -----

   Net change in operating working capital .....................................      (148)           (81)
                                                                                     -----          -----
   Pension contributions........................................................       (20)           (20)
   Other, net...................................................................       (15)           (10)
                                                                                     -----          -----

Net Cash Provided by Operations.................................................        74            147
                                                                                     -----          -----

Cash Flows - Investments
 Capital expenditures...........................................................       (93)          (102)
 Acquisitions of bottlers.......................................................        (1)             -
 Sale of property, plant and equipment..........................................         1              1
 Notes receivable from PBG, net.................................................       (73)           (50)
                                                                                     -----          -----

Net Cash Used for Investments...................................................      (166)          (151)
                                                                                     -----          -----

Cash Flows - Financing
 Short-term borrowings - three months or less...................................        30             13
 Proceeds of long-term debt.....................................................        23              9
 Payments of long-term debt.....................................................        (4)        (1,004)
                                                                                     -----          -----

Net Cash Provided by (Used for) Financing.......................................        49           (982)
                                                                                     -----          -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents....................         -             (1)
                                                                                     -----          -----
Net Decrease in Cash and Cash Equivalents.......................................       (43)          (987)
Cash and Cash Equivalents - Beginning of Period.................................       177          1,154
                                                                                     -----          -----
Cash and Cash Equivalents - End of Period.......................................    $  134         $  167
                                                                                     =====          =====

Supplemental Cash Flow Information
Net third-party interest paid...................................................    $   50         $   56
                                                                                     =====          =====
Income taxes paid...............................................................    $   12         $   20
                                                                                     =====          =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                               Bottling Group, LLC
                      Condensed Consolidated Balance Sheets
                                   in millions

                                                                                 (Unaudited)
                                                                                    March         December
                                                                                   19, 2005       25, 2004
                                                                                   --------       --------

  ASSETS
  Current Assets
  Cash and cash equivalents.....................................................   $   134        $   177
  Accounts receivable, less allowance of $59 at March 19, 2005 and
     $61 at December 25, 2004...................................................     1,054          1,054
  Inventories...................................................................       476            427
  Prepaid expenses and other current assets.....................................       252            229
                                                                                    ------         ------
     Total Current Assets.......................................................     1,916          1,887

  Property, plant and equipment, net............................................     3,543          3,581
  Other intangible assets, net..................................................     3,645          3,639
  Goodwill......................................................................     1,422          1,416
  Notes receivable from PBG.....................................................     2,021          1,948
  Other assets..................................................................       104            109
                                                                                    ------         ------
            Total Assets........................................................   $12,651        $12,580
                                                                                    ======         ======

  LIABILITIES AND OWNERS' EQUITY
  Current Liabilities
  Accounts payable and other current liabilities................................   $ 1,197        $ 1,279
  Short-term borrowings.........................................................       107             77
  Current maturities of long-term debt..........................................        76             52
                                                                                    ------         ------
     Total Current Liabilities..................................................     1,380          1,408

  Long-term debt................................................................     3,476          3,495
  Other liabilities.............................................................       632            618
  Deferred income taxes.........................................................       439            436
  Minority interest.............................................................         3              3
                                                                                    ------         ------
     Total Liabilities..........................................................     5,930          5,960
                                                                                    ------         ------

  Owners' Equity
  Owners' net investment........................................................     7,156          7,068
  Accumulated other comprehensive loss..........................................      (434)          (447)
  Deferred compensation.........................................................        (1)            (1)
                                                                                    ------         ------
     Total Owners' Equity.......................................................     6,721          6,620
                                                                                    ------         ------
            Total Liabilities and Owners' Equity................................   $12,651        $12,580
                                                                                    ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey.

     In conjunction with PBG's initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. ("PepsiCo") contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of March 19, 2005.

     The accompanying Condensed Consolidated Balance Sheet at March 19, 2005 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 19, 2005 and March 20, 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 25, 2004 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

     Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal year 2004 consisted of fifty-two weeks. In 2005, our fiscal year consists of fifty-three weeks (the additional week is added to the fourth quarter). Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

     Quarter                U.S. & Canada                Mexico & Europe
     -------                -------------                ---------------
  First Quarter               12 weeks                January and February
 Second Quarter               12 weeks                March, April and May
  Third Quarter               12 weeks                June, July and August
 Fourth Quarter      16 weeks/17 weeks (FY 2005)       September, October,
                                                      November and December


Note 2 - Seasonality of Business

     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality. From a cash flow perspective, the majority of our cash flow from operations is generated in the third and fourth quarters.

Note 3 - New Accounting Standards


     Share-Based Payment

     In December 2004, the FASB issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payment." Among its provisions, SFAS 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As a result of the release of a recent Securities and Exchange Commission rule, SFAS 123R becomes effective for us beginning in the first quarter of 2006. We are currently evaluating the impact of this proposed standard on our Consolidated Financial Statements.


     FASB Staff Position No. FAS 109-1

     In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FSP 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. We have adopted the standard at the beginning of 2005. This standard will not have a material impact to our Consolidated Financial Statements.

     FASB Staff Position No. FAS 109-2

     In December 2004, the FASB issued Staff Position No. FAS 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

     FASB Interpretation No. 47

     In April 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification of certain sections of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.


Note 4 - Stock-Based Employee Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of PBG's common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." If we had measured compensation cost for the PBG stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

                                                                   12 Weeks Ended
                                                                   --------------
                                                                  March     March
                                                                 19, 2005  20, 2004
                                                                 --------  --------
Net income:
As reported.....................................................  $   88    $   97
Add:  Total stock-based employee compensation expense
      included in reported net income...........................       -         1
Less: Total stock-based employee compensation expense
      determined under fair-value based method for all
      awards....................................................     (18)      (18)
                                                                   -----     -----
Pro forma.......................................................  $   70    $   80
                                                                   =====     =====

     Pro forma compensation cost measured for PBG stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.


Note 5 - Inventories
                                                                  March    December
                                                                 19, 2005  25, 2004
                                                                 --------  --------
Raw materials and supplies......................................  $  175    $  159
Finished goods..................................................     301       268
                                                                   -----     -----
                                                                  $  476    $  427
                                                                   =====     =====



Note 6 - Property, plant and equipment, net
                                                                  March    December
                                                                 19, 2005  25, 2004
                                                                 --------  --------
Land............................................................  $  258    $  257
Buildings and improvements......................................   1,270     1,263
Manufacturing and distribution equipment........................   3,303     3,289
Marketing equipment.............................................   2,255     2,237
Other...........................................................     180       177
                                                                   -----     -----
                                                                   7,266     7,223
Accumulated depreciation........................................  (3,723)   (3,642)
                                                                   -----     -----
                                                                  $3,543    $3,581
                                                                   =====     =====

Note 7 - Other intangible assets, net and Goodwill

                                                                          March      December
                                                                         19, 2005    25, 2004
                                                                         --------    --------
Intangibles subject to amortization:
    Gross carrying amount:
       Customer relationships and lists .............................     $   46      $   46
       Franchise/distribution rights.................................         45          44
       Other identified intangibles..................................         30          30
                                                                           -----       -----
                                                                             121         120
                                                                           -----       -----

    Accumulated amortization:
       Customer relationships and lists .............................         (6)         (6)
       Franchise/distribution rights.................................        (16)        (15)
       Other identified intangibles..................................        (18)        (16)
                                                                           -----       -----
                                                                             (40)        (37)
                                                                           -----       -----
Intangibles subject to amortization, net.............................         81          83
                                                                           -----       -----

Intangibles not subject to amortization:
     Carrying amount:
       Franchise rights..............................................      2,965       2,958
       Distribution rights...........................................        289         288
       Trademarks....................................................        209         208
       Other identified intangibles..................................        101         102
                                                                           -----       -----
     Intangibles not subject to amortization.........................      3,564       3,556
                                                                           -----       -----
Total other intangible assets, net...................................     $3,645      $3,639
                                                                           =====       =====

Goodwill.............................................................     $1,422      $1,416
                                                                           =====       =====

     Goodwill increased by approximately $6 million in 2005 due to the impact from foreign currency translation.

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $3 million for the twelve weeks ended March 19, 2005 and March 20, 2004. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                Weighted-Average         Estimated Aggregate Amortization Expense to be Incurred
                                ----------------         -------------------------------------------------------
                                 Amortization
                                 ------------
                                    Period
                                    ------         Balance of                     Fiscal Year Ending
                                                   ----------                     ------------------
                                                     2005           2006           2007           2008          2009
                                                     ----           ----           ----           ----          ----
Customer relationships
and lists......................     17 years          $2             $3             $3             $3            $3
Franchise/distribution
rights.........................      7 years          $5             $5             $3             $2            $2
Other identified
intangibles....................      7 years          $3             $3             $3             $2            $1

Note 8 - Pension and Postretirement Medical Benefit Plans

     Pension Benefits

     Our U.S. employees participate in PBG's noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All PBG qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.

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

     Components of our U.S. pension expense for the twelve weeks ended March 19, 2005 and March 20, 2004 are as follows:

                                                               12 Weeks Ended
                                                               ---------------
                                                               March     March
                                                              19, 2005  20, 2004
                                                              --------  --------
   Service cost.............................................     $ 11     $ 10
   Interest cost............................................       17       16
   Expected return on plan assets...........................      (21)     (19)
   Amortization of prior service cost.......................        2        1
   Amortization of net loss.................................        7        6
                                                                  ---      ---
   Net pension expense for the defined benefit plans........       16       14
                                                                  ---      ---

   Defined contribution plans expense.......................        4        5
                                                                  ---      ---

   Total U.S. pension expense recognized in the Condensed
   Consolidated Statements of Operations....................     $ 20     $ 19
                                                                  ===      ===

     As of March 19, 2005, we have contributed $20 million to PBG's pension plans in 2005.

     Postretirement Medical Benefits

     PBG's postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our U.S. postretirement benefits expense for the twelve weeks ended March 19, 2005 and March 20, 2004 are as follows:

                                                                        12 Weeks Ended
                                                                        --------------
                                                                      March        March
                                                                    19, 2005     20, 2004
                                                                    --------     --------
   Service cost..................................................       $ 1         $ 1
   Interest cost.................................................         5           4
   Amortization of net loss......................................         1           1
                                                                        ---         ---
   U.S. postretirement benefits expense recognized in the
   Condensed Consolidated Statements of Operations...............       $ 7         $ 6
                                                                        ===         ===

Note 9 - Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.

Net Revenues                                                 12 Weeks Ended
------------                                                 --------------
                                                            March       March
                                                           19, 2005    20, 2004
                                                           --------    --------
U.S.....................................................   $ 1,688     $ 1,626
Mexico..................................................       153         158
Other countries.........................................       306         283
                                                            ------      ------
                                                           $ 2,147     $ 2,067
                                                            ======      ======

Long-Lived Assets                                           March      December
-----------------                                          19, 2005    25, 2004
                                                           --------    --------
U.S.....................................................   $ 7,853      $7,814
Mexico..................................................     1,431       1,435
Other countries.........................................     1,451       1,444
                                                            ------      ------
                                                           $10,735     $10,693
                                                            ======      ======


Note 10 - Comprehensive Income

                                                             12 Weeks Ended
                                                             --------------
                                                            March       March
                                                           19, 2005    20, 2004
                                                           --------    --------
Net income..............................................     $  88       $  97
Currency translation adjustment.........................        15           2
Cash flow hedge adjustment .............................        (2)          3
                                                              ----        ----
Comprehensive income....................................     $ 101       $ 102
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

     In 1995, a class action suit was filed against three of our suppliers for price fixing on the sale of high fructose corn syrup during the years between 1991 and 1995. During this time period we were still part of PepsiCo. During 2004, these suppliers settled their respective charges. The settlement amount will be allocated to each class action recipient based on the proportion of its purchases of high fructose corn syrup from these suppliers during the period 1991 through 1995 to the total of such purchases by all class action recipients. As the allocation of the settlement to each class action recipient has not been finalized and we do not have reliable information as to the total of such purchases, we can not accurately estimate with reasonable assurance the amount of proceeds we will receive from the settlement. Accordingly, we have not recorded a gain in our Condensed Consolidated Financial Statements. However, our preliminary estimate of the proceeds we will receive from settlement of this case is approximately $20 million. We believe the claims process for the allocation of settlement to each class action recipient will be finalized during 2005.


Note 12 - Guarantees

     PBG has a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by us and expires in April 2009. PBG has used this credit facility to support its commercial paper program in 2005 and 2004.

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Owners of
Bottling Group, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Bottling Group, LLC and subsidiaries as of March 19, 2005, and the related condensed consolidated statements of operations and cash flows for the twelve-week periods ended March 19, 2005 and March 20, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bottling Group, LLC and subsidiaries as of December 25, 2004, and the related consolidated statements of operations, cash flows, and changes in owners' equity, for the fiscal year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP

New York, New York
April 27, 2005

Item 2.
Management's Financial Review
-----------------------------
Tabular dollars in millions

OVERVIEW
--------

     Bottling Group, LLC (collectively referred to as "Bottling LLC," "we," "our" and "us") is the principal operating subsidiary of The Pepsi Bottling Group, Inc. ("PBG") and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey.

     Management's Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

FINANCIAL PERFORMANCE SUMMARY
-----------------------------

-----------------------------------------------------------------------------
                                      12 Weeks Ended
                                      --------------
                                    March          March            %
                                  19, 2005       20, 2004         Change
                                  --------       --------         ------

Net revenues....................   $2,147         $2,067            4 %

Gross profit....................   $1,031         $1,016            2 %

Operating income................     $119           $136          (13)%

Net income......................      $88           $ 97          (10)%

-----------------------------------------------------------------------------


     As we expected at the beginning of the year, our performance in the quarter reflected soft volume results and continued increases in raw material costs. However, from a net revenue per case perspective, we have continued to generate strong results.

     Excluding the impact of acquisitions, worldwide physical case volume was flat in the first quarter of 2005 versus the prior year. In the U.S., volume was down 1% as we lapped last year's strong innovation in the form of Tropicana and Pepsi Vanilla, coupled with declines in brand Pepsi. In Europe, we generated 3% volume growth in the quarter due to a strong performance in Turkey and Russia. In Mexico, volume was flat driven primarily by declines in the metro Mexico City region, offset by growth in our other regions in Mexico.

     Worldwide net revenue per case grew by 3% during the first quarter of 2005 versus the prior year, driven by a 4% increase in the United States. Our pricing actions in the U.S. have continued to hold in the market place as two thirds of the growth in net revenue per case was due to rate increases with the remainder coming from the mix of products we sell.

     Cost of sales per case for the quarter increased 6% versus the prior year driven by increases in raw material costs, coupled with the mix of products we sell. As expected in the quarter, we have experienced increases in packaging and sweetener costs. We expect our raw material costs to continue to increase through the remainder of 2005, with the majority of the cost of sales growth occurring in the first half of the year. Even with these increased raw material costs, we were able to grow our gross profit per case by 1% in the quarter versus the prior year, driven by our strong net revenue performance.

Outlook


     In 2005, our fiscal year will include a 53rd week, while fiscal year 2004 consisted of 52 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis. In order to provide comparable guidance for 2005, we have excluded the impact of the 53rd week from our outlook. The table and the 2005 outlook discussion below provide pro forma disclosure by excluding the projected impact of the 53rd week in 2005:


--------------------------------------------------------------------------------
                        Pro forma Forecasted
                          2005 versus 2004      Impact of      Forecasted 2005
                               growth           53rd week     versus 2004 growth
--------------------------------------------------------------------------------
Worldwide Volume              2% to 3%              1%             3% to 4%
--------------------------------------------------------------------------------
SD&A Expenses                 3% to 4%              1%             4% to 5%
--------------------------------------------------------------------------------


     Pro forma worldwide volume is expected to increase 2% to 3% for the full year of 2005 versus 2004, excluding the impact of the 53rd week.

     We expect to increase our worldwide net revenue per case 3%, which reflects a 3% increase in the United States. Additionally, as raw material costs continue to increase, we expect our cost of sales per case to grow about 5% for the full year of 2005 versus 2004. Pro forma selling, delivery and administrative expenses (excluding the impact of the 53rd week) is expected to grow approximately 3% to 4% for the full year of 2005 versus 2004, which reflects additional costs associated with rising fuel rates and the negative impact of foreign currency.

     Our 2005 outlook does not reflect the effect of the implementation of the final accounting standard on the expensing of share-based payments, which will have a material impact on our results. We are in the process of evaluating the impact of the standard. See Note 3 in Notes to Condensed Consolidated Financial Statements for more information. Additionally, the American Jobs Creation Act of 2004 was enacted allowing for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.


Volume
-------------------------------------------------------------------------------
                                          12 Weeks Ended
                                          March 19, 2005 vs.
                                          March 20, 2004
                                          ---------------
                                  World-                 Outside
                                   wide       U.S.       the U.S.
                                  ------      ----       --------
     Base volume.................   0 %       (1)%         0 %
     Acquisitions................   0 %        1 %         1 %
                                   ---        ---         ---
         Total Volume change.....   0 %        0 %         1 %
                                   ===        ===         ===
-------------------------------------------------------------------------------

     Excluding the impact of acquisitions, our reported worldwide physical case volume was flat in the first quarter of 2005 versus the prior year, driven by declines in the U.S. and Canada, partially offset by growth in Europe and a flat performance in Mexico.

     Excluding the impact of acquisitions, volume in the U.S. declined by approximately 1% reflecting a 1% decrease in our take-home channel, partially offset by a 1% increase in our cold-
drink channel. During the quarter, the cold-drink channel was positively impacted by our important twenty-ounce package business. From a brand perspective, our carbonated soft drink portfolio was down 2% driven primarily by declines in brand Pepsi and the lapping of the introduction of Pepsi Vanilla. Our non-carbonated beverage portfolio continued to perform well in the quarter, with an increase of 3% versus the prior year, reflecting growth from Aquafina and SoBe and the introduction of Aquafina Flavor Splash, partially offset by the lapping of the Tropicana launch in 2004.

     Excluding the impact of acquisitions, volume performance for our operations outside the U.S., was flat. Volume trends in Canada were similar to those in the U.S., with declines in take home, partially offset by a slight increase in cold drink. In Mexico, physical case volume was essentially flat for the quarter, with a 4% decline in both carbonated soft drinks and bottled water volume, partially offset by a 7% increase in our jug water business.

     In Europe, volume grew 3%, driven by a 15% increase in Turkey and a 6% increase in Russia. In Turkey, we continued to improve in the areas of execution and distribution, which resulted in volume increases in brand Pepsi and local brands. In Russia, we had solid growth in our non-carbonated beverage portfolio, driven by Tropicana Juice and Lipton Iced Tea. These increases were partially offset by declines in Spain, where we faced steep overlaps in the first quarter of 2004.



Net Revenues

--------------------------------------------------------------------------------
                                                   12 Weeks Ended
                                                 March 19, 2005 vs.
                                                   March 20, 2004
                                                   --------------
                                             World-                 Outside
                                              wide         U.S.     the U.S.
                                             ------        ----     --------

Volume impact...................               0 %         (1)%       0 %
Net price per case impact
(rate/mix)......................               3 %          4 %       0 %
Acquisitions....................               1 %          1 %       1 %
Currency translation............               0 %          0 %       3 %
                                              ---          ---       ---
     Total Net Revenues change..               4 %          4 %       4 %
                                              ===          ===       ===
--------------------------------------------------------------------------------

     Net revenues were $2.1 billion for the first quarter of 2005, a 4% increase over the similar period in the prior year. The increase in net revenues for the quarter was driven primarily by growth in net price per case. In the first quarter, approximately 79% of our net revenues was generated in the U.S., 7% of our net revenues was generated in Mexico and the remaining 14% was generated outside the U.S. and Mexico.

     In the U.S., net revenues increased 4% in the first quarter of 2005 versus the prior year, reflecting solid growth in net price per case and contributions from our prior year acquisitions, partially offset by volume declines. The 4% increase in net price per case in the U.S. for the quarter was due to a combination of rate increases within bottles and cans, and the mix of products we sold.

     Net revenues outside the U.S. grew approximately 4% in the first quarter of 2005 versus the prior year. The increase in net revenues outside the U.S. was driven by the favorable impact of foreign currency translation in Canada, coupled with contributions from our prior year acquisitions in Mexico. In Mexico, net price per case declined by 4% in the quarter driven primarily by mix. This change in mix reflects increased sales of our jug water business, which carries a lower net price per case.

Cost of Sales

------------------------------------------------------------------------------
                                                     12 Weeks Ended
                                                   March 19, 2005 vs.
                                                     March 20, 2004
                                                     --------------
                                               World-                Outside
                                                wide        U.S.     the U.S.
                                               ------      ----      --------

Volume impact...................                 0 %       (1)%         0 %
Cost per case impact............                 5 %        6 %         2 %
Acquisitions....................                 1 %        1 %         1 %
Currency translation............                 0 %        0 %         3 %
                                                ---        ---         ---
   Total Cost of Sales change...                 6 %        6 %         6 %
                                                ===        ===         ===

------------------------------------------------------------------------------


     Cost of sales was $1.1 billion in the first quarter of 2005, a 6% increase over the prior year. The growth in cost of sales was driven primarily by cost per case increases coupled with contributions from our prior year acquisitions.

     In the U.S., cost of sales increased 6% due primarily to increases in cost per case. The increases in cost per case resulted from rate increases in packaging and concentrate, coupled with the impact of mix shifts into higher cost products.

     Cost of sales outside the U.S. grew approximately 6% due primarily to the negative impact of foreign currency translation in Canada, coupled with increases in cost per case in Europe. Cost per case increases in Europe were driven by a mix shift into higher priced products and packages, coupled with an increase in packaging and sweetener costs. In Mexico, cost per case declined by 3%, driven primarily by mix shifts into the jug water business, partially offset by higher raw material costs.


Selling, Delivery and Administrative Expenses

-------------------------------------------------------------------------------
                                                     12 Weeks Ended
                                                   March 19, 2005 vs.
                                                     March 20, 2004
                                                     --------------
                                             World-                Outside
                                              wide        U.S.     the U.S.
                                             -------      ----     --------

Cost impact.....................               2 %         1 %         5 %
Acquisitions....................               1 %         1 %         1 %
Currency translation............               1 %         0 %         2 %
                                              ---         ---         ---
     Total SD&A change..........               4 %         2 %         8 %
                                              ===         ===         ===
-------------------------------------------------------------------------------


     Selling, delivery and administrative expenses were $912 million in the first quarter of 2005, a 4% percent increase over the prior year. Growth in selling, delivery and administrative expenses was driven by a 2% increase from operations, coupled with a two percentage point contribution from the negative impact of foreign currency translation and acquisitions. Excluding acquisitions and foreign currency, we limited our selling, delivery and administrative expenses to 2% growth, reflecting the positive impact from a number of ongoing productivity initiatives we put in place, partially offset by higher benefits and fuel costs.

Operating Income

     Operating income was $119 million in the first quarter of 2005, representing a 13% decrease over the prior year, driven by declines in the U.S. and Mexico. Operating income declines in the U.S. were due to higher raw material costs and soft volume results during the quarter. In Mexico, declines in operating income were driven by mix shifts into the jug water business, which delivers a lower gross profit than the remainder of our portfolio.



Interest Expense

     Interest expense decreased slightly in the first quarter of 2005 versus the prior year. During the quarter we incurred less interest expense due to the repayment of our $1.0 billion senior note in February 2004, partially offset by higher effective interest rates on our long-term debt from the use of interest rate swaps.



Income Tax Expense

     We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. We allocate the federal and state distributable share of income, deductions and credits to our owners based on percentage ownership. However, certain of our domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the first quarter of 2005 was 4.5% compared with our effective tax rate of 6.0% in the first quarter of 2004. The decrease in our effective tax rate versus the prior year is due largely to an increase in anticipated pre-tax income in jurisdictions with lower effective tax rates.


Liquidity and Financial Condition
---------------------------------

Cash Flows

     Net cash provided by operations decreased by $73 million to $74 million in the first quarter of 2005. Decreases in net cash provided by operations were driven by lower profits in the quarter, coupled with a decrease in working capital due to higher incentive compensation payouts and the timing of certain disbursements.

     Net cash used for investments increased by $15 million to $166 million due to increases in notes receivable from PBG, partially offset by lower capital spending.

     Net cash from financing increased by $1,031 million to a source of $49 million in the first quarter of 2005 driven primarily by the lapping of the repayment of our $1.0 billion note in February 2004 and higher proceeds from borrowings.

     For the full year 2005, we expect capital expenditures to be between $675 million and $725 million.

Liquidity and Capital Resources

     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, and working capital requirements for PBG and us for the foreseeable future.

     PBG has a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by us and expires in April 2009. There are certain financial covenants associated with this credit facility. PBG has used this credit facility to support its commercial paper program in 2005 and 2004. PBG had $194 million and $84 million in outstanding commercial paper at March 19, 2005 and March 20, 2004, respectively.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

     Due to the nature of our business, we require insurance coverage for certain casualty risks. Given the rapidly increasing costs associated with obtaining third-party insurance coverage for our casualty risks in the U.S., we moved to a self-insurance program in 2002. In 2005, we are self-insured for workers' compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.


Contractual Obligations

     As of March 19, 2005, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, under the caption "Contractual Obligations."

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

o changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;
o restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
o material  changes  from  expectations  in  the  cost  of  raw  materials  and ingredients;
o decreased demand for our product resulting from changes in consumers' preferences;
o an  inability  to  achieve  volume  growth  through   product  and  packaging
  initiatives;
o impact of competitive activities on our business;
o impact of customer consolidations on our business;
o an inability to achieve cost savings;
o material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
o material  changes  in  expected  levels of bottler  incentive  payments  from
  PepsiCo;
o changes in product category consumption;
o unfavorable weather conditions in our markets;
o unforeseen economic and political changes;
o possible recalls of our products;
o an  inability  to  meet   projections   for  performance  in  newly  acquired
  territories;
o failure or inability to comply with laws and regulations;
o changes in laws and regulations governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;
o changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;
o changes  in  accounting  standards  and  taxation   requirements   (including
  unfavorable outcomes from audits performed by various tax authorities);
o changes in our debt ratings;
o material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets;
o interruptions of operations due to labor disagreements;
o loss of business from a significant customer; and
o limitations on the availability of water or obtaining water rights.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. There have been no material changes to our market risks as disclosed in Item 7 to our Annual Report on Form 10-K for the year ended December 25, 2004.

Item 4.

Controls and Procedures
-----------------------

     Bottling LLC's management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in timely alerting them to material information relating to Bottling LLC and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC.

     In addition, Bottling LLC's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Principal Executive Officer and our Principal Financial Officer, of changes in Bottling LLC's internal control over financial reporting. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

     At the end of the fourth quarter of 2004 and during the first quarter of 2005, we received Notices of Violation ("NOVs") and Orders For Compliance from the Environmental Protection Agency, Region 9, relating to operations at three bottling plants in California and one in Hawaii. The NOVs allege that we violated our permits and the Clean Water Act as a result of certain events relating to waste water discharge and storm water run-off. We believe monetary sanctions may be sought in connection with one or more of these NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to the Company's business or financial condition.

Item 6.

Exhibits
--------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit No.
-----------

15.1      Accountants' Acknowledgement

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Financial statements of PBG, which are incorporated herein by reference to PBG's Quarterly Report on Form 10-Q for the quarter ended March 19, 2005, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG's 7% Senior Notes due in 2029.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                   BOTTLING GROUP, LLC
                                                   -------------------
                                                      (Registrant)






Date: April 25, 2005                               /s/ Andrea L. Forster
      --------------                               ---------------------
                                                   Andrea L. Forster
                                                   Principal Accounting Officer






Date: April 25, 2005                               /s/ Alfred H. Drewes
      --------------                               --------------------
                                                   Alfred H. Drewes
                                                   Principal Financial Officer