Form 10-Q
period 2005-06-11
BOTTLING GROUP LLC
filed 2005-07-19
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 11, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 333-80361-01

BOTTLING GROUP, LLC

(Exact name of registrant as specified in its charter)

Delaware	13-4042452

(State or other jurisdiction of	(I.R.S.
employer incorporation or organization)	Identification No.)

One Pepsi Way, Somers, New York	10589

(Address of principal executive offices)	(Zip Code)

914-767-6000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Bottling Group, LLC
Index

			Page No.
Part I		Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - 12 and 24 weeks ended June 11, 2005 and June 12, 2004	2

		Condensed Consolidated Statements of Cash Flows - 24 weeks ended June 11, 2005 and June 12, 2004	3

		Condensed Consolidated Balance Sheets - June 11, 2005 and December 25, 2004	4

		Notes to Condensed Consolidated Financial Statements	5-12

	Item 2.	Management’s Financial Review	13-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II		Other Information

	Item 1.	Legal Proceedings	22

	Item 6.	Exhibits	22
EX-10.1: SETTLEMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.

Bottling Group, LLC

Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Net revenues	$2,862	$2,675	$5,009	$4,742
Cost of sales	1,495	1,378	2,611	2,429

Gross profit	1,367	1,297	2,398	2,313
Selling, delivery and administrative expenses	1,074	1,024	1,986	1,904

Operating income	293	273	412	409
Interest expense	42	37	82	78
Interest income	15	7	28	15
Other non-operating expenses, net	1	2	1	2

Income before income taxes	265	241	357	344
Income tax expense	13	16	17	22

Net income	$252	$225	$340	$322

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC

Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	11, 2005	12, 2004
Cash Flows – Operations
Net income	$340	$322
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	274	258
Amortization	7	6
Deferred income taxes	8	8
Other non-cash charges and credits, net	77	65
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(288)	(242)
Inventories	(92)	(126)
Prepaid expenses and other current assets	(40)	5
Accounts payable and other current liabilities	114	170
Income taxes payable	(24)	(21)

Net change in operating working capital	(330)	(214)

Pension contributions	(20)	(51)
Other, net	(32)	(20)

Net Cash Provided by Operations	324	374

Cash Flows – Investments
Capital expenditures	(271)	(270)
Sale of investment in a non-controlled entity/(Acquisitions of bottlers)	5	(7)
Proceeds from sale of property, plant and equipment	12	5
Notes receivable from PBG, net	(242)	(196)

Net Cash Used for Investments	(496)	(468)

Cash Flows – Financing
Short-term borrowings – three months or less, net	75	86
Proceeds from long-term debt	37	17
Payments of long-term debt	(6)	(1,007)

Net Cash Provided by (Used for) Financing	106	(904)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)

Net Decrease in Cash and Cash Equivalents	(65)	(1,000)
Cash and Cash Equivalents – Beginning of Period	177	1,154

Cash and Cash Equivalents – End of Period	$112	$154

Supplemental Cash Flow Information
Net third-party interest paid	$86	$97

Income taxes paid	$32	$36

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC

Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	June	December
	11, 2005	25, 2004
ASSETS
Current Assets
Cash and cash equivalents	$112	$177
Accounts receivable, net of allowances of $58 at June 11, 2005 and $61 at December 25, 2004	1,324	1,054
Inventories	515	427
Prepaid expenses and other current assets	285	229

Total Current Assets	2,236	1,887

Property, plant and equipment, net	3,550	3,581
Other intangible assets, net	3,637	3,639
Goodwill	1,424	1,416
Notes receivable from PBG	2,190	1,948
Other assets	100	109

Total Assets	$13,137	$12,580

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,372	$1,279
Short-term borrowings	147	77
Current maturities of long-term debt	89	52

Total Current Liabilities	1,608	1,408

Long-term debt	3,484	3,495
Other liabilities	651	618
Deferred income taxes	436	436
Minority interest	3	3

Total Liabilities	6,182	5,960

Owners’ Equity
Owners’ net investment	7,408	7,068
Accumulated other comprehensive loss	(453)	(447)
Deferred compensation	—	(1)

Total Owners’ Equity	6,955	6,620

Total Liabilities and Owners’ Equity	$13,137	$12,580

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions

Note 1 – Basis of Presentation

     Bottling Group, LLC (collectively referred to as “Bottling LLC,” “we,” “our” and “us”) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey.

     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of June 11, 2005.

     The accompanying Condensed Consolidated Balance Sheet at June 11, 2005, the Condensed Consolidated Statements of Operations for the 12 weeks and 24 weeks ended June 11, 2005 and June 12, 2004 and the Condensed Consolidated Statements of Cash Flows for the 24 weeks ended June 11, 2005 and June 12, 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 25, 2004, as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 2 – Seasonality of Business

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

Note 3 – New Accounting Standards

     SFAS No. 123R

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require us to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123R becomes effective for us beginning in the first quarter of 2006. We are currently evaluating the impact of this proposed standard on our Consolidated Financial Statements.

     FASB Staff Position No. FAS 109-1

     In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. We have adopted the standard at the beginning of 2005. This standard did not have a material impact to our Consolidated Financial Statements.

     FASB Staff Position No. FAS 109-2

     In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

     FASB Interpretation No. 47

     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

     SFAS No. 151

     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

Note 4 – Stock-Based Employee Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of PBG’s common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” If we had measured compensation cost for the PBG stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Net income:
As reported	$252	$225	$340	$322
Add: Total stock-based employee compensation included in reported net income	—	—	—	1
Less: Total stock-based employee compensation determined under fair-value based method for all awards	(15)	(16)	(32)	(34)

Pro forma	$237	$209	$308	$289

     Pro forma compensation cost measured for PBG stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

Note 5 – Inventories

	June	December
	11, 2005	25, 2004
Raw materials and supplies	$193	$159
Finished goods	322	268

	$515	$427

Note 6 – Property, plant and equipment, net

	June	December
	11, 2005	25, 2004
Land	$265	$257
Buildings and improvements	1,273	1,263
Manufacturing and distribution equipment	3,324	3,289
Marketing equipment	2,282	2,237
Other	176	177

	7,320	7,223
Accumulated depreciation	(3,770)	(3,642)

	$3,550	$3,581

Note 7 – Other intangible assets, net and Goodwill

	June	December
	11, 2005	25, 2004
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$52	$46
Franchise/distribution rights	45	44
Other identified intangibles	27	30

	124	120

Accumulated amortization:
Customer relationships and lists	(8)	(6)
Franchise/distribution rights	(18)	(15)
Other identified intangibles	(16)	(16)

	(42)	(37)

Intangibles subject to amortization, net	82	83

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	2,948	2,958
Distribution rights	295	288
Trademarks	214	208
Other identified intangibles	98	102

Intangibles not subject to amortization	3,555	3,556

Total other intangible assets, net	$3,637	$3,639

Goodwill	$1,424	$1,416

     Goodwill increased by approximately $8 million in 2005 due to purchase price allocations of $5 million related to a recent acquisition and the impact from foreign currency translation of $3 million.

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $7 million and $6 million for the twenty-four weeks ended June 11, 2005 and June 12, 2004. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-	Estimated Aggregate Amortization Expense to be Incurred
	Average
	Amortization
	Period	Balance of	Fiscal Year Ending
		2005	2006	2007	2008	2009
Customer relationships and lists	18 years	$2	$3	$3	$3	$3

Franchise/distribution rights	7 years	$4	$5	$3	$2	$2

Other identified intangibles	7 years	$2	$3	$3	$2	$1

Note 8 – Pension and Postretirement Medical Benefit Plans

     Pension Benefits

     Our U.S. employees participate in PBG’s noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All PBG qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.

     Nearly all of our U.S. employees are also eligible to participate in PBG’s 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant’s pay.

     Components of our U.S. pension expense for the twelve weeks and twenty-four weeks ended June 11, 2005 and June 12, 2004 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Service cost	$10	$10	$21	$20
Interest cost	18	16	35	32
Expected return on plan assets	(21)	(19)	(42)	(38)
Amortization of prior service cost	1	2	3	3
Amortization of net loss	7	5	14	11

Net pension expense for the defined benefit plans	15	14	31	28

Defined contribution plans expense	4	5	8	10

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$19	$19	$39	$38

     As of June 11, 2005, we have contributed $20 million to PBG’s U.S. pension plans in 2005.

     Postretirement Medical Benefits

     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our U.S. postretirement benefits expense for the twelve and twenty-four weeks ended June 11, 2005 and June 12, 2004 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Service cost	$1	$1	$2	$2
Interest cost	5	4	10	9
Amortization of net loss	2	1	3	2

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$8	$6	$15	$13

     On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The prescription drug benefits currently provided to all our Medicare eligible retirees would be considered actuarially equivalent to the benefit provided under the Act based on the recently issued guidance by the Centers for Medicare & Medicaid Services. The result of the guidance doesn’t change the estimated effect of the Act disclosed in our previously issued 2004 year end financials as we intend to share a portion of the subsidy with our retirees.

Note 9 – Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

Net Revenues

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
U.S	$1,995	$1,909	$3,683	$3,535
Mexico	299	276	452	434
Other countries	568	490	874	773

	$2,862	$2,675	$5,009	$4,742

Long-Lived Assets

	June	December
	11, 2005	25, 2004
U.S.	$8,030	$7,814
Mexico	1,455	1,435
Other countries	1,416	1,444

	$10,901	$10,693

Note 10 – Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Net income	$252	$225	$340	$322
Currency translation adjustment	(18)	(63)	(3)	(61)
Cash flow hedge adjustment	(1)	(8)	(3)	(5)

Comprehensive income	$233	$154	$334	$256

Note 11 – Contingencies

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

Note 12 – Guarantees

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

Note 13 – Subsequent Event

     In 1995, a class action suit was filed against three of our suppliers for price fixing on the sale of high fructose corn syrup during the years between 1991 and 1995. During 2004, these suppliers settled the respective charges. The settlement amount was allocated to each class action recipient based on the proportion of its purchases of high fructose corn syrup from these suppliers during the period 1991 through 1995 to the total of such purchases by all class action recipients. From 1991 to 1995, we were still part of PepsiCo. On June 28, 2005, PBG and PepsiCo entered into a settlement agreement under which we will receive 45.8% of the settlement proceeds attributable to current PBG bottling operations that were previously owned by PepsiCo (the “PepsiCo Recovery”). Subsequent to the end of the second quarter, the court overseeing the lawsuit approved payment of 90% of claim awards, including the PepsiCo Recovery. In connection with this partial payment of the PepsiCo Recovery and in accordance with our agreement with PepsiCo, PBG received $21 million. PBG also received an additional $3 million as a result of certain other claims we had submitted, which are unrelated to the bottling operations previously owned by PepsiCo. These amounts will be recognized in the third quarter of 2005. We currently intend to utilize settlement proceeds to fund long-term, strategic productivity initiatives.

     In addition, during the month of July 2005, PBG signed a Letter of Intent to acquire Pepsi-Cola Bottling Company of Charlotte (North Carolina), the ninth largest Pepsi bottler in the United States. The deal is expected to close during the fourth quarter of 2005.

Item 2.
Management’s Financial Review
Tabular dollars in millions

OVERVIEW

     Bottling Group, LLC (collectively referred to as “Bottling LLC,” “we,” “our” and “us”) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey.

     Management’s Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	11, 2005	12, 2004	Change	11, 2005	12, 2004	Change
Net revenues	$2,862	$2,675	7%	$5,009	$4,742	6%

Gross profit	1,367	1,297	5%	2,398	2,313	4%

Operating income	293	273	7%	412	409	1%

Net income	252	225	12%	340	322	6%

     For the second quarter our operating income grew by 7%, reflecting revenue growth across all of our businesses. This growth was driven both by volume and net revenue per case improvements.

     Excluding the impact of acquisitions, worldwide volume increased 3% in the second quarter, reflecting strong volume growth in Mexico and Europe and a 1% increase in the U.S. and Canada.

     Worldwide net revenue per case grew 3% in the second quarter, which includes a 1% favorable impact from foreign currency translation. In the U.S., net revenue per case increased by 3%. Our pricing actions in the U.S. have continued to hold in the marketplace, with rate increases contributing 75% of this growth and the remainder of growth coming from the mix of products we sell.

     Cost of sales per case for the quarter increased 5%, due to the continuing pressure on raw material costs for packaging and sweeteners. A percentage point of this growth was attributable to the negative impact of foreign currency translation. Our strong revenue growth, which leveraged both rate and mix strategies, helped mitigate the cost of sales impact to our bottom line.

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

	Pro forma Forecasted
	2005 versus 2004	Impact of	Forecasted 2005
	growth	53rd week	versus 2004 growth
Worldwide Volume	2% to 3%	1%	3% to 4%
United States Volume	Flat to 1%	1%	1% to 2%
Operating Income	3% to 5%	1%	4% to 6%

     Based on our strong results in the first half of the year, we have raised our pro forma full-year 2005 operating income growth expectations to a range of 3% to 5%, excluding the impact of the 53rd week. We currently intend to reinvest the additional profit from the 53rd week in long-term, strategic productivity initiatives.

     Pro forma worldwide volume is expected to increase 2% to 3% for the full year of 2005 versus 2004, excluding the impact of the 53rd week. In the U.S., pro forma volume is expected to be flat to up 1% for the full year, excluding the impact of the 53rd week.

     We expect to increase our worldwide net revenue per case by approximately 3%, which reflects a 3% increase in the United States.

     One of the provisions of the American Jobs Creation Act of 2004 allows for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are currently evaluating whether to repatriate our undistributed foreign earnings in 2005.

Volume

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World-		Outside	World-		Outside
	wide	U.S.	the U.S.	wide	U.S.	the U.S.
Base volume	3%	1%	7%	2%	0%	4%

Acquisitions	1%	0%	0%	0%	1%	1%

Total volume change	4%	1%	7%	2%	1%	5%

     Excluding the impact of acquisitions, worldwide physical case volume increased 3% in the second quarter and 2% in the first twenty-four weeks of 2005, when compared with similar periods of 2004. The increase in volume for the quarter and on a year-to-date basis was driven by strong growth in Europe and an improved performance in Mexico.

     In the U.S., our reported volume increased by 1% in the second quarter due to growth in the cold-drink channel, fueled primarily by our food service business and innovation. As consumers continue to seek a greater variety of beverages, we have seen impressive growth in our non-carbonated beverage portfolios, driven by double-digit growth in Aquafina and solid results from Aquafina Splash and Lipton Iced Tea. For the quarter and on a year-to-date basis, total carbonated soft drink volume in the U.S. was down approximately 3%, driven primarily by declines in brand Pepsi. These declines were partially offset by the introduction of Pepsi Lime and Tropicana Twister, which contributed two percentage points to total volume growth in the second quarter.

     In Europe, volume grew 9% in the second quarter and 7% on a year-to-date basis driven by a strong performance in both Russia and Turkey. In Russia, volume growth in the second quarter was 17% versus the prior year driven by strong sales of brand Pepsi, Aqua Minerale, Tropicana juice and Lipton Iced Tea. In Turkey, volume increased 9% in the second quarter versus the prior year due to double-digit volume growth primarily from brand Pepsi.

     In Mexico, volume increased 8% in the second quarter and 6% on a year-to-date basis driven by strong jug and bottled water sales. In the second quarter, jugs increased 15% and bottled water increased 20% versus the prior year. Additionally, we have seen our attention to innovation and execution drive a 1% increase in our carbonated soft drink volume in the second quarter versus the prior year.

     In Canada, volume increased 1% for the second quarter versus the prior year. Volume trends in Canada were similar to those in the U.S., with increases in cold drink and a slight improvement in take home during the second quarter.

Net Revenues

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World-		Outside	World-		Outside
	wide	U.S.	the U.S.	wide	U.S.	the U.S.
Volume impact	3%	1%	7%	2%	0%	4%

Net price per case impact (rate/mix)	2%	3%	1%	2%	3%	1%

Currency translations	1%	0%	5%	1%	0%	4%

Acquisitions	1%	1%	0%	1%	1%	1%

Total Net Revenues change	7%	5%	13%	6%	4%	10%

     Worldwide net revenues were $2.9 billion for the second quarter and $5.0 billion for the first twenty-four weeks in 2005, increasing 7% and 6% respectively, over similar periods in 2004. The increases in worldwide net revenues for the quarter and on a year-to-date basis were driven primarily by improvements in volume and growth in net price per case. The favorable impact of foreign currency translation and net revenue from our prior year acquisitions contributed a percentage point each to our worldwide growth in both the second quarter and year-to-date periods.

     In the U.S., net revenues increased 5% in the second quarter and 4% for the first twenty-four weeks of 2005, when compared with the similar periods of 2004. The increases in net revenues in the U.S. for the quarter and on a year-to-date basis were driven primarily by growth in net price per case. The 3% increase in net price per case in the U.S. for the quarter and on a year-to-date basis was due to a combination of rate increases and mix benefits. Rate increases drove 75% of this growth.

     Net revenues outside the U.S. grew approximately 13% in the second quarter and 10% for the first twenty-four weeks of 2005. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven primarily by volume growth and the favorable impact of foreign currency translation. In Mexico, net price per case decreased for both the quarter and on a year-to-date basis, when compared to similar periods in 2004. These declines were driven primarily by a volume mix shift into bottled water and jugs, which carries a lower net price per case.

     In the second quarter, approximately 70% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 20% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 74% of our net revenues was generated in the U.S., 9% of our net revenues was generated in Mexico and the remaining 17% was generated outside the U.S. and Mexico.

Cost of Sales

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World- wide	U.S.	Outside the U.S.	World- wide	U.S.	Outside the U.S.
Volume impact	3%	1%	7%	2%	0%	4%

Costs per case impact	3%	4%	3%	4%	5%	3%

Currency translation	1%	0%	5%	1%	0%	4%

Acquisitions	1%	1%	0%	0%	1%	1%

Total Cost of Sales change	8%	6%	15%	7%	6%	12%

     Worldwide cost of sales were $1.5 billion in the second quarter and $2.6 billion for the first twenty-four weeks of 2005, increasing 8% and 7% respectively, over similar periods in 2004. The growth in cost of sales on a quarter and year-to-date basis was driven primarily by volume and costs per case increases, coupled with the negative impact of foreign currency translation in Canada and Europe.

     In the U.S., cost of sales grew 6% in both the second quarter and on a year-to-date basis, mostly due to increases in costs per case. As we expected, we continued to face pricing pressure from raw material costs, primarily driven by higher packaging costs.

     Cost of sales outside the U.S. grew approximately 15% in the second quarter and 12% for the first twenty-four weeks of 2005, reflecting strong volume growth, the negative impact of foreign currency translation and cost per case increases. Costs per case increases outside the U.S. were driven primarily by growth in packaging and sweetener costs in Europe.

Selling, Delivery and Administrative Expenses

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World- wide	U.S.	Outside the U.S.	World- wide	U.S.	Outside the U.S.
Cost impact	3%	2%	4%	2%	2%	4%

Currency translation	1%	0%	5%	1%	0%	4%

Acquisitions	1%	1%	0%	1%	1%	1%

Total SD&A change	5%	3%	9%	4%	3%	9%

     Selling, delivery and administrative expenses were $1.1 billion in the second quarter and $2.0 billion for the first twenty-four weeks of 2005, a 5% and 4% respective increase over similar periods in 2004. In the U.S., the increase in selling, delivery and administrative expenses for the quarter and on a year-to-date basis resulted from increased depreciation expenses and higher benefit and fuel costs, partially offset by productivity initiatives. The increases in selling, delivery and administrative expenses outside the U.S. for the quarter and on a year-to-date basis were due primarily to the negative impact of foreign currency translation and higher volume in Europe. These increases were partially offset by the results of productivity initiatives put in place in Mexico.

Operating Income

     Operating income was $293 million in the second quarter, a 7% increase over the similar period in 2004. Growth in operating income for the quarter was driven primarily by Mexico nearly doubling their profit over the prior year and a solid increase in the United States. In the U.S., growth in operating income was driven by strong revenue growth, partially offset by higher raw material costs. Growth in operating income in Mexico was due to growth in volume and cost savings driven by productivity initiatives.

     On a year-to-date basis operating income was $412 million, a 1% increase over the prior year. In the U.S., operating income increased primarily due to revenue growth, partially offset by higher raw material costs. Outside the U.S., operating income declined on a year-to-date basis, due primarily to higher raw material and operating costs in Europe.

Interest Expense

     Interest expense increased by $5 million and $4 million for the twelve and twenty-four weeks ended June 11, 2005, respectively, when compared with similar periods of 2004, largely due to higher effective interest rates on our long-term debt.

Interest Income

     Interest income increased $8 million and $13 million for the twelve and twenty-four weeks ended June 11, 2005, respectively, primarily due to additional loans made to PBG.

Income Tax Expense

     We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. We allocate the federal and state distributable share of income, deductions and credits to our owners based on percentage ownership. However, certain of our domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the first twenty-four weeks ended 2005 and 2004 was 4.8% and 6.6%, respectively. The decrease in our effective tax rate versus the prior year is due largely to an increase in anticipated pre-tax income in jurisdictions with lower effective tax rates.

Liquidity and Financial Condition

Cash Flows

     Net cash provided by operations decreased by $50 million to $324 million in the first half of 2005. Decreases in net cash provided by operations were driven by a decrease in working capital due to the timing of certain disbursements and higher incentive compensation payouts.

     Net cash used for investments increased by $28 million to $496 million in the first half of 2005, due to increases in notes receivable from PBG, partially offset by higher proceeds from the sale of property, plant and equipment, coupled with the sale of an investment in a non-controlled entity.

     Net cash from financing increased by $1,010 million to a source of $106 million in the first half of 2005 driven primarily by the repayment of our $1.0 billion note in February 2004 and higher proceeds from borrowings.

     For the full year in 2005, we expect capital expenditures to be between $675 million and $725 million.

Liquidity and Capital Resources

     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions and working capital requirements for PBG and us for the foreseeable future.

     PBG has a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by us and expires in April 2009. PBG had $180 million and $115 million in outstanding commercial paper at June 11, 2005 and June 12, 2004, respectively. At December 25, 2004 PBG had $78 million in outstanding commercial paper.

     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.

Contractual Obligations

     As of June 11, 2005, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, under the caption “Contractual Obligations.”

Cautionary Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

•	changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;

•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

•	material changes from expectations in the cost of raw materials and ingredients;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	changes in product category consumption;

•	unfavorable weather conditions in our markets;

•	unforeseen economic and political changes;

•	possible recalls of our products;

•	an inability to meet projections for performance in newly acquired territories;

•	failure or inability to comply with laws and regulations;

•	changes in laws and regulations governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;

•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	changes in our debt ratings;

•	material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets;

•	interruptions of operations due to labor disagreements;

•	loss of business from a significant customer; and

•	limitations on the availability of water or obtaining water rights.

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

Item 4.
Controls and Procedures

     Bottling LLC’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in timely alerting them to material information relating to Bottling LLC and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC.

     In addition, Bottling LLC’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Principal Executive Officer and our Principal Financial Officer, of changes in Bottling LLC’s internal control over financial reporting. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

     At the end of the fourth quarter of 2004 and during the first half of 2005, we received Notices of Violation (“NOVs”) and Orders For Compliance from the Environmental Protection Agency, Region 9, relating to operations at four bottling plants in California and one in Hawaii. The NOVs allege that we violated our permits and the Clean Water Act as a result of certain events relating to waste water discharge and storm water run-off. We believe monetary sanctions may be sought in connection with one or more of these NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to the Company’s business or financial condition.

Item 6.

Exhibits

Exhibit No.
10.1	Settlement Agreement between Bottling Group, LLC and PepsiCo, Inc., dated June 28, 2005

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes –Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes –Oxley Act of 2002

99.1	Financial statements of PBG, which are incorporated herein by reference to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC
(Registrant)

Date: July 19, 2005	/s/ Andrea L. Forster
Andrea L. Forster
Principal Accounting Officer

Date: July 19, 2005	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer