Form 10-Q
period 2005-09-03
BOTTLING GROUP LLC
filed 2005-10-07
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 3, 2005
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). YES ☐ NO ☑

Bottling Group, LLC
Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations -
	12 and 36 weeks ended September 3, 2005 and September 4, 2004	2

	Condensed Consolidated Statements of Cash Flows -
	36 weeks ended September 3, 2005 and September 4, 2004	3

	Condensed Consolidated Balance Sheets -
	September 3, 2005 and December 25, 2004	4

	Notes to Condensed Consolidated Financial Statements	5-11

Item 2.	Management’s Financial Review	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II	Other Information

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	3, 2005	4, 2004	3, 2005	4, 2004
Net revenues	$3,214	$2,934	$8,223	$7,676
Cost of sales	1,695	1,522	4,306	3,951

Gross profit	1,519	1,412	3,917	3,725
Selling, delivery and administrative expenses	1,127	1,052	3,113	2,956

Operating income	392	360	804	769
Interest expense	43	35	125	113
Interest income	18	7	46	22
Other non-operating (income) expenses, net	(1)	1	—	3

Income before income taxes	368	331	725	675
Income tax expense	13	7	30	30

Net income	$355	$324	$695	$645

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	36 Weeks Ended
	September	September
	3, 2005	4, 2004
Cash Flows — Operations
Net income	$695	$645
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	420	394
Amortization	10	9
Deferred income taxes	2	(7)
Other non-cash charges and credits, net	121	102
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(382)	(332)
Inventories	(84)	(91)
Prepaid expenses and other current assets	(7)	(9)
Accounts payable and other current liabilities	257	250
Income taxes payable	(10)	(19)

Net change in operating working capital	(226)	(201)

Pension contributions	(30)	(72)
Other, net	(51)	(35)

Net Cash Provided by Operations	941	835

Cash Flows — Investments
Capital expenditures	(444)	(425)
Acquisitions of bottlers	(1)	(8)
Proceeds from sale of property, plant and equipment	15	8
Notes receivable from PBG	(557)	(449)
Other investing activities, net	5	—

Net Cash Used for Investments	(982)	(874)

Cash Flows — Financing
Short-term borrowings — three months or less, net	17	52
Proceeds from long-term debt	36	23
Payments of long-term debt	(9)	(1,009)

Net Cash Provided by (Used for) Financing	44	(934)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	2	(975)
Cash and Cash Equivalents — Beginning of Period	177	1,154

Cash and Cash Equivalents — End of Period	$179	$179

Supplemental Cash Flow Information
Net third-party interest paid	$115	$114

Income taxes paid	$37	$56

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	September	December
	3, 2005	25, 2004
ASSETS
Current Assets
Cash and cash equivalents	$179	$177
Accounts receivable, net of allowances of $58 at September 3, 2005 and $61 at December 25, 2004	1,422	1,054
Inventories	510	427
Prepaid expenses and other current assets	236	229

Total Current Assets	2,347	1,887

Property, plant and equipment, net	3,576	3,581
Other intangible assets, net	3,659	3,639
Goodwill	1,440	1,416
Notes receivable from PBG	2,505	1,948
Other assets	112	109

Total Assets	$13,639	$12,580

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,536	$1,279
Short-term borrowings	89	77
Current maturities of long-term debt	86	52

Total Current Liabilities	1,711	1,408
Long-term debt	3,484	3,495
Other liabilities	654	618
Deferred income taxes	443	436
Minority interest	3	3

Total Liabilities	6,295	5,960

Owners’ Equity
Owners’ net investment	7,755	7,068
Accumulated other comprehensive loss	(411)	(447)
Deferred compensation	—	(1)

Total Owners’ Equity	7,344	6,620

Total Liabilities and Owners’ Equity	$13,639	$12,580

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions

Note 1 — Basis of Presentation
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
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.2% of Bottling LLC and PepsiCo owns the remaining 6.8% as of September 3, 2005.
     The accompanying Condensed Consolidated Balance Sheet at September 3, 2005, the Condensed Consolidated Statements of Operations for the 12 weeks and 36 weeks ended September 3, 2005 and September 4, 2004 and the Condensed Consolidated Statements of Cash Flows for the 36 weeks ended September 3, 2005 and September 4, 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 25, 2004, as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
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
November and December

Note 2 — Seasonality of Business
     The results for the quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality. From a cash flow perspective, the majority of our cash flow from operations is generated in the third and fourth quarters.
Note 3 — New Accounting Standards
     SFAS No. 123R
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require us to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. The Company will adopt SFAS 123R in the first quarter of 2006. We are currently evaluating the impact of this proposed standard on our Consolidated Financial Statements.
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
     FASB Staff Position No. FAS 109-2
     In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109. We evaluated the new tax law and will not repatriate undistributed foreign earnings in 2005.
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
     SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.
Note 4 — Stock-Based Employee Compensation
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

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	3, 2005	4, 2004	3, 2005	4, 2004
Net income:
As reported	$355	$324	$695	$645
Add: Total stock-based employee compensation expense included in reported net income	—	—	—	1
Less: Total stock-based employee compensation determined under fair-value based method for all awards	(16)	(16)	(48)	(50)

Pro forma	$339	$308	$647	$596

     Pro forma compensation cost measured for PBG stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.
     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

Note 5 — Inventories

	September	December
	3, 2005	25, 2004
Raw materials and supplies	$194	$159
Finished goods	316	268

	$510	$427

Note 6 — Property, plant and equipment, net

	September	December
	3, 2005	25, 2004
Land	$267	$257
Buildings and improvements	1,280	1,263
Manufacturing and distribution equipment	3,383	3,289
Marketing equipment	2,334	2,237
Other	172	177

	7,436	7,223
Accumulated depreciation	(3,860)	(3,642)

	$3,576	$3,581

Note 7 — Other intangible assets, net and Goodwill

	September	December
	3, 2005	25, 2004
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$52	$46
Franchise/distribution rights	45	44
Other identified intangibles	27	30

	124	120

Accumulated amortization:
Customer relationships and lists	(9)	(6)
Franchise/distribution rights	(18)	(15)
Other identified intangibles	(17)	(16)

	(44)	(37)

Intangibles subject to amortization, net	80	83

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	2,967	2,958
Distribution rights	298	288
Trademarks	216	208
Other identified intangibles	98	102

Intangibles not subject to amortization	3,579	3,556

Total other intangible assets, net	$3,659	$3,639

Goodwill	$1,440	$1,416

     Goodwill increased by approximately $24 million in 2005 due to purchase price allocations of $5 million related to a recent acquisition and the impact from foreign currency translation of $19 million.

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $10 million and $9 million for the thirty-six weeks ended September 3, 2005 and September 4, 2004. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-	Estimated Aggregate Amortization Expense to be Incurred
	Average
	Amortization
	Period	Balance of	Fiscal Year Ending
		2005	2006	2007	2008	2009
Customer relationships and lists	18 years	$1	$3	$3	$3	$3
Franchise/distribution rights	7 years	$2	$5	$3	$2	$2
Other identified intangibles	7 years	$1	$3	$3	$2	$1
Note 8 — Pension and Postretirement Medical Benefit Plans
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

     Components of our U.S. pension expense for the twelve weeks and thirty-six weeks ended September 3, 2005 and September 4, 2004 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	3, 2005	4, 2004	3, 2005	4, 2004
Service cost	$11	$10	$32	$30
Interest cost	17	16	52	48
Expected return on plan assets	(21)	(19)	(63)	(57)
Amortization of prior service cost	2	2	5	5
Amortization of net loss	7	5	21	16

Net pension expense for the defined benefit plans	16	14	47	42

Defined contribution plans expense	4	4	13	14

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$20	$18	$60	$56

     For the thirty-six weeks ended September 3, 2005, we contributed $30 million to PBG’s U.S. pension plans.
     Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the twelve and thirty-six weeks ended September 3, 2005 and September 4, 2004 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	3, 2005	4, 2004	3, 2005	4, 2004
Service cost	$1	$1	$2	$3
Interest cost	5	4	15	13
Amortization of net loss	1	1	5	3

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$6	$22	$19

Note 9 — Geographic Data
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

Net Revenues	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	3, 2005	4, 2004	3, 2005	4, 2004
U.S.	$2,149	$2,002	$5,832	$5,537
Mexico	330	288	782	722
Other countries	735	644	1,609	1,417

	$3,214	$2,934	$8,223	$7,676

Long-Lived Assets	September	December
	3, 2005	25, 2004
U.S.	$8,342	$7,814
Mexico	1,468	1,435
Other countries	1,482	1,444

	$11,292	$10,693

Note 10 — Comprehensive Income

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	3, 2005	4, 2004	3, 2005	4, 2004
Net income	$355	$324	$695	$645
Net currency translation adjustment	48	39	45	(22)
Cash flow hedge adjustment (a)(b)	(6)	(4)	(9)	(9)

Comprehensive income	$397	$359	$731	$614

(a)	Net of taxes of $2 million and $0 million for the 12 weeks ended September 3, 2005 and September 4, 2004, respectively.
(b)	Net of taxes of $1 million and $0 million for the 36 weeks ended September 3, 2005 and September 4, 2004, respectively.
Note 11 — Contingencies
     We are subject to various claims and contingencies related to lawsuits, taxes and environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized will not have a material adverse effect on our results of operations, financial condition or liquidity.
Note 12 — Guarantees
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
Note 13 — Subsequent Event
     On September 30, 2005, PBG acquired Pepsi-Cola Bottling Company of Charlotte (North Carolina). This acquisition will not have a material impact to our Consolidated Financial Statements.

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
FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended			36 Weeks Ended
	September	September	%	September	September	%
	3, 2005	4, 2004	Change	3, 2005	4, 2004	Change
Net revenues	$3,214	$2,934	10%	$8,223	$7,676	7%

Gross profit	1,519	1,412	8%	3,917	3,725	5%

Operating income	392	360	9%	804	769	5%

Net income	355	324	10%	695	645	8%
     For the third quarter our operating income grew 9% to $392 million, reflecting strong volume growth, coupled with solid pricing improvements. These results included a pretax gain of $26 million from the settlement of the high fructose corn syrup (“HFCS”) class action lawsuit, offset by $10 million of strategic spending initiatives, (“net litigation settlement” of $16 million).
     Excluding the impact of acquisitions, worldwide volume increased 5% in the third quarter, reflecting 4% growth in the U.S. and Canada, 8% growth in Europe and 6% growth in Mexico.
     Worldwide net revenue per case grew 4% in the third quarter, which includes a 1% favorable impact from foreign currency translation. In the U.S., net revenue per case increased by 2% driven primarily by rate increases.
     Worldwide cost of sales per case for the quarter increased by 5%, primarily due to higher raw material costs when compared to 2004. The increase in raw material costs was driven mostly by higher resin costs. A percentage point of the cost of sales per case growth was attributable to the negative impact of foreign currency translation.
     Worldwide selling, delivery and administrative expenses increased 7% in the third quarter, when compared to 2004, driven primarily by volume growth, wage and benefit increases and rising fuel costs, coupled with the negative impact of foreign currency translation. This increase was partially offset by the net litigation settlement which reduced selling, delivery and administrative growth by about 2 percentage points.
     Outlook
     In 2005, our fiscal year will include a 53rd week, while fiscal year 2004 consisted of 52 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis. In order to provide comparable volume guidance for 2005, we have excluded the impact of the 53rd week from our outlook. The table and the 2005 outlook discussion below regarding volume provide pro forma disclosure by excluding the projected impact of the 53rd week in 2005.

	Pro forma Forecasted
	2005 versus 2004	Impact of	Forecasted 2005
	growth	53rd week	versus 2004 growth
Worldwide Volume	3%	1%	4%
United States Volume	1%	1%	2%
     Based on our results for the first thirty-six weeks of 2005 and our intention to reinvest our 53rd week profits in long-term, strategic spending initiatives, we expect our full-year 2005 operating income growth to be within a range of 3% to 5%.
     Given the strength of our year-to-date volume results, we expect our pro forma volume to increase 3% for the full year of 2005 versus 2004, excluding the impact of the 53rd week. In the U.S., pro forma volume is expected to be approximately 1% for the full year, excluding the impact of the 53rd week. Volume in Mexico is expected to increase 4% to 5% for the full year.
     We expect to increase our worldwide net revenue per case by approximately 3%.
Volume

	12 Weeks Ended			36 Weeks Ended
	Sept. 3, 2005 vs.			Sept. 3 , 2005 vs.
	Sept. 4, 2004			Sept. 4, 2004
	World- wide	U.S.	Outside the U.S.	World- wide	U.S.	Outside the U.S.
Base volume	5%	4%	7%	3%	1%	5%
Acquisitions .	1%	1%	0%	1%	1%	1%
Total volume change	6%	5%	7%	4%	2%	6%
     Excluding the impact of acquisitions, worldwide physical case volume increased 5% in the third quarter and 3% in the first thirty-six weeks of 2005, when compared with similar periods of 2004. The increase in volume for the quarter and on a year-to-date basis was driven by strong growth across the U.S., Canada, Mexico and Europe.
     In the U.S., our reported volume increased by 5% in the third quarter and 2% on a year-to-date basis versus 2004. Excluding acquisitions, our take home channel volume grew 5% and 2%

for the quarter and year-to-date period respectively, and our cold-drink channel volume increased 3% in the quarter and 1% for the year-to-date period.
     In the U.S., our non-carbonated beverage volume increased over 20% for the quarter and 15% for the year-to-date period, driven primarily by double digit growth in the Aquafina, SoBe, and Frappuccino trademarks and solid volume growth in the Lipton and Tropicana trademarks. Total carbonated soft drink volume was down approximately 1% in the quarter and 2% on a year-to-date basis, driven primarily by declines in brand Pepsi. Declines in carbonated soft drinks were partially offset by product innovation including the introduction of Tropicana Twister and Pepsi Lime. In addition, our diet carbonated soft drink portfolio grew 4% in the quarter and 3% for the year-to-date period.
     In Canada, reported volume increased 4% for the third quarter versus the prior year with 4% increases in both the cold-drink channel and the take-home channel. On a year-to-date basis, volume increased 2% with increases in both the cold-drink channel and take-home channel.
     In Europe, reported volume grew 8% in the third quarter and 7% on a year-to-date basis driven by a strong performance in both Russia and Turkey. In Russia, double digit volume growth in the third quarter and on year-to-date basis was driven by strong sales of trademarks Pepsi and Lipton Iced Tea. In Turkey, double digit volume growth both in the third quarter and on year-to-date basis was due primarily to strong sales of trademark Pepsi. In Spain, volume was flat for the third quarter and the year-to-date period, as we continued to encounter competitive pressure in the marketplace and a challenging pricing environment.
     In Mexico, reported volume increased 7% in the third quarter and 6% on a year-to-date basis, mostly due to strong jug and bottled water sales. Both jugs and bottled water had double digit increases in the quarter and year-to-date period. Total carbonated soft drink volume in Mexico was down approximately 1% in both the third quarter and on a year-to-date basis, mostly due to competitive pressure from bargain-priced brands.
Net Revenues

	12 Weeks Ended			36 Weeks Ended
	Sept. 3, 2005 vs.			Sept. 3 , 2005 vs.
	Sept. 4, 2004			Sept. 4, 2004
	World- wide	U.S.	Outside the U.S.	World- wide	U.S.	Outside the U.S.
Volume impact	5%	4%	7%	3%	1%	5%
Net price per case impact (rate/mix)	3%	2%	3%	2%	3%	2%
Currency translations	1%	0%	4%	1%	0%	4%
Acquisitions	1%	1%	0%	1%	1%	1%

Total Net Revenues change	10%	7%	14%	7%	5%	12%

     Worldwide net revenues were $3.2 billion for the third quarter and $8.2 billion for the first thirty-six weeks in 2005, increasing 10% and 7% respectively, over similar periods in 2004. The increases in worldwide net revenues for the quarter and on a year-to-date basis were driven primarily by improvements in volume and growth in net price per case. The favorable impact of foreign currency translation contributed one percentage point in the quarter and in the year-to-date period. Net revenues from our prior year acquisitions contributed a percentage point to our worldwide growth in both the third quarter and year-to-date period.
     In the U.S., net revenues increased by 7% in the third quarter and 5% on a year-to-date basis driven by volume and net price per case growth, coupled with a percentage point increase from the impact of acquisitions. Our net price per case improvement for both the quarter and year-to-date period was driven mostly by rate increases.
     Net revenues outside the U.S. grew approximately 14% in the third quarter and 12% for the first thirty-six weeks of 2005. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven primarily by strong volume growth, coupled by rate increases and the favorable impact of foreign currency translation. In Mexico, net price per case increased slightly for the quarter versus the prior year, and was down approximately 1% on a year-to-date basis, versus the prior year. The year-to-date decline reflected a volume mix shift into bottled water and jugs, which carries a lower net price per case.
     In the third quarter, approximately 67% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 23% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 71% of our net revenues was generated in the U.S., 9% of our net revenues was generated in Mexico and the remaining 20% was generated outside the U.S. and Mexico.
Cost of Sales

	12 Weeks Ended			36 Weeks Ended
	Sept. 3, 2005 vs.			Sept. 3 , 2005 vs.
	Sept. 4, 2004			Sept. 4, 2004
	World- wide	U.S.	Outside the U.S.	World- wide	U.S.	Outside the U.S.
Volume impact	5%	4%	7%	3%	1%	5%
Costs per case impact	4%	4%	5%	4%	5%	4%
Currency translation	1%	0%	4%	1%	0%	4%
Acquisitions	1%	1%	0%	1%	1%	1%

Total Cost of Sales change	11%	9%	16%	9%	7%	14%

     Worldwide cost of sales were $1.7 billion in the third quarter and $4.3 billion for the first thirty-six weeks of 2005, increasing 11% and 9% respectively, over similar periods in 2004. The growth in cost of sales for the quarter and on a year-to-date basis was driven primarily by volume and costs per case increases, coupled with the negative impact of foreign currency translation in Canada and Mexico. Growth in volume contributed 5 percentage points of change in the quarter and 3 percentage points of change for the year-to-date period.
     In the U.S., cost of sales grew 9% in the second quarter and 7% on a year-to-date basis versus 2004. Growth in the quarter and on a year-to-date basis was driven primarily by volume and costs per case increases. Costs per case increases for both the quarter and year-to-date period were mostly due to increases in resin costs compared to 2004.
     Cost of sales outside the U.S. grew approximately 16% in the third quarter and 14% for the first thirty-six weeks of 2005, reflecting strong volume growth, the negative impact of foreign currency translation and cost per case increases. Costs per case increases outside the U.S. were driven primarily by growth in resin costs versus 2004.
Selling, Delivery and Administrative Expenses

	12 Weeks Ended			36 Weeks Ended
	Sept. 3, 2005 vs.			Sept. 3 , 2005 vs.
	Sept. 4, 2004			Sept. 4, 2004
	World- wide	U.S.	Outside the U.S.	World- wide	U.S.	Outside the U.S.
Cost impact	6%	4%	10%	4%	3%	6%
HFCS Settlement	(3)%	(4)%	0%	(1)%	(1)%	0%
Strategic Spending Initiatives	1%	1%	2%	0%	0%	1%
Currency translation	2%	0%	5%	1%	0%	4%
Acquisitions	1%	1%	0%	1%	0%	1%

Total SD&A change	7%	2%	17%	5%	2%	12%

     Worldwide selling, delivery and administrative expenses were $1.1 billion in the third quarter and $3.1 billion for the first thirty-six weeks of 2005, a 7% and 5% respective increase over similar periods in 2004. This increase was driven by higher volume growth, wage and benefit increases and rising fuel prices, partially offset by the net litigation settlement. Included in our selling, delivery and administrative expenses for the quarter was a gain of $26 million in the U.S. from the settlement of the HFCS class action lawsuit, offset by $10 million of strategic spending initiatives spent in the U.S., Canada and Europe. The net litigation settlement reduced our selling, delivery and administrative worldwide growth for the quarter by approximately 2 percentage points and by 1 percentage point for the year-to-date period.
     The strategic spending initiatives included programs to enhance our customer service agenda, drive productivity and improve our management information systems. We plan to spend the balance of the proceeds from the HFCS class action lawsuit on these strategic spending initiatives during the fourth quarter.
     In the U.S., selling, delivery and administrative expenses increased approximately 2% for both the quarter and on a year-to-date basis. This increase was driven by higher volume growth, wage and benefit increases and rising fuel prices, partially offset by the gain from the settlement of the HFCS class action lawsuit. In addition, the strategic spending initiatives and acquisitions each accounted for approximately one percentage point of the increase in the quarter.
     The increases in selling, delivery and administrative expenses outside the U.S. for the quarter and on a year-to-date basis were primarily due to volume growth, wage and benefit increases and the negative impact of foreign currency translation, coupled with strategic spending initiatives.
Operating Income
     Worldwide operating income was $392 million in the third quarter, a 9% increase over 2004. On a year-to-date basis worldwide operating income was $804 million, a 5% increase over 2004. Growth in operating income for the quarter and year-to-date period was driven primarily by higher volume and pricing improvements, partially offset by higher raw material costs and increased operating costs. These results include the net litigation settlement of $16 million, which contributed

4 percentage points and 2 percentage points to our operating income growth in the quarter and year-to-date period, respectively.
     In the U.S., growth in operating income of 14% for the quarter and 6% on a year-to-date basis was driven primarily by strong revenue growth and the settlement of the HFCS class action lawsuit, partially offset by higher raw material costs and higher selling, delivery and administrative expenses.
     Outside the U.S., operating income declined slightly both in the quarter and on a year-to-date basis, driven primarily by the strategic spending initiatives for improving productivity in Europe.
Interest Expense
     Interest expense increased by $8 million and $12 million for the twelve and thirty-six weeks ended September 3, 2005, respectively, when compared with similar periods of 2004, largely due to higher effective interest rates on our long-term debt.
Interest Income
     Interest income increased $11 million and $24 million for the twelve and thirty-six weeks ended September 3, 2005, respectively, driven by both higher effective interest rates and additional loans made to PBG.
Income Tax Expense
     We are a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. We allocate the federal and state distributable share of income, deductions and credits to our owners based on percentage ownership. However, certain of our domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the first thirty-six weeks ended 2005 and 2004 was 4.1% and 4.4%, respectively. The decrease in our effective tax rate versus the prior year is due largely to lower anticipated pre-tax income in jurisdictions with higher effective tax rates offset by the lapping of the settlement of certain international tax audits, which allowed the Company to reverse certain previously established liabilities for tax exposures in 2004.

Liquidity and Financial Condition
Cash Flows
     Net cash from operations increased by $106 million to $941 million in the first thirty-six weeks of 2005. Increases in net cash provided by operations was driven by a higher mix of non-cash expenses such as depreciation charges, coupled with the timing of our pension contributions, partially offset by higher incentive compensation payouts.
     Net cash used for investments increased by $108 million to $982 million in the first thirty-six weeks of 2005, due to increases in notes receivable from PBG and increases in capital expenditures, partially offset by higher proceeds from the sale of property, plant, and equipment.
     Net cash from financing increased by $978 million to a source of $44 million in the first thirty-six weeks of 2005 driven primarily by the lapping of the repayment of our $1.0 billion note in February 2004, partially offset by lower short-term borrowings.
     For the full year in 2005 we expect capital expenditures to be between $675 million and $725 million.
Liquidity and Capital Resources
     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions and working capital requirements for the foreseeable future.
     PBG has a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by us and expires in April 2009. PBG had no commercial paper outstanding at September 3, 2005. PBG had $86 million and $78 million outstanding in commercial paper at September 4, 2004 and December 25, 2004, respectively.
     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.
Contractual Obligations
     As of September 3, 2005, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, under the caption “Contractual Obligations.”

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
Item 4.
Controls and Procedures
     Bottling LLC’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II — OTHER INFORMATION
     Item 1.
Legal Proceedings
     At the end of the fourth quarter of 2004 and during the first three quarters of 2005, we received Notices of Violation (“NOVs”) and Orders For Compliance from the Environmental Protection Agency, Region 9 (“EPA”), relating to operations at four bottling plants in California and one in Hawaii. The NOVs allege that we violated our permits and the Clean Water Act as a result of certain events relating to waste water discharge and storm water run-off.
     We have been cooperating with the authorities in their investigation of these matters, including responding to various document requests pertaining to our plants in California and each of our plants in Arizona and Hawaii. In August 2005, we met with representatives of EPA to discuss the circumstances giving rise to the NOVs and our responses. We believe monetary sanctions may be sought in connection with one or more of the NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to the Company’s business or financial condition.
Item 6.
Exhibits

Exhibit No.
31.1	Certification by the Principal Executive Officer pursuant to
Section 302 of the Sarbanes — Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to
Section 302 of the Sarbanes — Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to
Section 906 of the Sarbanes — Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to
Section 906 of the Sarbanes — Oxley Act of 2002

99.1	Financial statements of PBG, which are incorporated herein by reference to PBG’s Quarterly Report on Form 10-Q for the
quarter ended September 3, 2005, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate
principal amount of our 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC (Registrant)
Date: October 6, 2005	/s/ Andrea L. Forster
Andrea L. Forster
Principal Accounting Officer

Date: October 6, 2005	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer