Form 10-K
period 2005-12-31
BOTTLING GROUP LLC
filed 2006-02-24
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                      to
Commission file number 333-80361-01
Bottling Group, LLC
(Exact name of Registrant as Specified in its Charter)

Organized in Delaware	13-4042452
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

One Pepsi Way Somers, New York (Address of Principal Executive Offices)	10589 (Zip code)
Registrant’s telephone number, including area code: (914) 767-6000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of Bottling Group, LLC Capital Stock held by non-affiliates of Bottling Group, LLC as of June 11, 2005 was $0.

PART I
Item 1.   Business
Introduction
     Bottling Group, LLC (“Bottling LLC”) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is fully consolidated by PBG, consists of bottling operations located in the United States, Canada, Spain, Greece, Russia, Turkey and Mexico. Prior to its formation, Bottling LLC was an operating unit of PepsiCo, Inc. (“PepsiCo”). When used in this Report, “Bottling LLC,” “we,” “us” and “our” each refers to Bottling Group, LLC and, where appropriate, its subsidiaries.
     PBG was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 27, 2006 PepsiCo’s ownership represented 41.3% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 46.9% of the voting power of all classes of PBG’s voting stock.
     PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As a result of the contributions of assets and other subsequent transactions, PBG owns 93.3% and PepsiCo owns the remaining 6.7% as of December 31, 2005.
     PBG has made available, free of charge, the following governance materials on its website at http://www.pbg.com under Investor Relations – Company Information – Corporate Governance: Certificate of Incorporation, Bylaws, Corporate Governance Principles and Practices, PBG’s Worldwide Code of Conduct (including any amendment thereto), PBG’s Director Independence Policy, PBG’s Audit and Affiliated Transactions Committee Charter, PBG’s Compensation and Management Development Committee Charter, PBG’s Nominating and Corporate Governance Committee Charter and PBG’s Disclosure Committee Charter. These governance materials are available in print, free of charge, to any PBG shareholder upon request.
Principal Products
     We are the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina, Lipton Brisk, Sierra Mist, Diet Mountain Dew, Tropicana juice drinks, SoBe, and Starbucks Frappuccino. In addition to the foregoing, the beverages we sell outside the U.S. include 7 up, Kas, Aqua Minerale, Mirinda and Manzanita sol. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, Epura and Garci Crespo.
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 23 states in Mexico. In 2005, approximately 71% of our net revenues were generated in the United States, 10% of our net revenues were generated in Mexico and the remaining 19% of our net revenues were generated in Canada, Spain, Greece, Russia and Turkey. In 2005, worldwide sales of our products to two of our customers accounted for approximately 10% of our net revenues. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

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
Patents, Trademarks and Licenses
     Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina, Lipton Brisk, Sierra Mist, Diet Mountain Dew, tropicana Juice Drinks, SoBe, and Starbucks Frappuccino. In addition to the foregoing, the beverages we sell outside the U.S. include 7 up, Kas, Aqua Minerale, Mirinda and Manzanita Sol. In some of our territories, we have the right to manufacture, sell and distribute beverage products of companies other than PepsiCo, including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, Epura and Garci Crespo. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.
     We conduct our business primarily pursuant to PBG’s beverage agreements with PepsiCo. Although Bottling LLC is not a direct party to these agreements as the principal operating subsidiary of PBG, Bottling LLC enjoys certain rights and is subject to certain obligations as described below. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers in specified territories.
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
     Under the Master Bottling Agreement we are obligated to:
(1)	maintain such plant and equipment, staff, and distribution facilities and vending equipment that are capable of manufacturing, packaging and distributing the cola beverages in sufficient quantities to fully meet the demand for these beverages in our territories;

(2)	undertake adequate quality control measures prescribed by PepsiCo;

(3)	push vigorously the sale of the cola beverages in our territories;

(4)	increase and fully meet the demand for the cola beverages in our territories;

(5)	use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to push vigorously the sale of cola beverages in our territories; and

(6)	maintain such financial capacity as may be reasonably necessary to assure performance under the Master Bottling Agreement by us.
     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2005, PepsiCo approved our plans.
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
     The Master Bottling Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. When that occurs, we are obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Master Bottling Agreement also imposes requirements with respect to the use of PepsiCo’s trademarks, authorized containers, packaging and labeling.
     If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement.
     Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area – currently representing approximately 11.3% of PepsiCo’s U.S. bottling system in terms of volume – if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.
     The Master Bottling Agreement is perpetual, but may be terminated by PepsiCo in the event of our default. Events of default include:
(1)	PBG’s insolvency, bankruptcy, dissolution, receivership or the like;

(2)	any disposition of any voting securities of one of our bottling subsidiaries or substantially all of our bottling assets without the consent of PepsiCo;

(3)	PBG’s entry into any business other than the business of manufacturing, selling or distributing non-alcoholic beverages or any business which is directly related and incidental to such beverage business; and

(4)	any material breach under the contract that remains uncured for 120 days after notice by PepsiCo.
     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG’s voting securities without the consent of PepsiCo. As of February 15, 2006, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 10.2% of PBG’s Common Stock.
     We are prohibited from assigning, transferring or pledging the Master Bottling Agreement, or any interest therein, whether voluntarily, or by operation of law, including by merger or liquidation, without the prior consent of PepsiCo.
     The Master Bottling Agreement was entered into by PBG in the context of our separation from PepsiCo and, therefore, its provisions were not the result of arm’s-length negotiations. Consequently, the agreement contains provisions that are less favorable to us than the exclusive bottling appointments for cola beverages currently in effect for independent bottlers in the United States.
     Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to PBG by PepsiCo, consisting of Mountain Dew, Aquafina, Sierra Mist, Diet Mountain Dew, Mug root beer and cream soda, Mountain Dew Code Red and Slice. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term and related matters. PBG’s non-cola bottling agreements will terminate if PepsiCo terminates PBG’s Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.
     Terms of Certain Distribution Agreements. PBG also has agreements with PepsiCo granting us exclusive rights to distribute Amp and Dole in all of PBG’s territories and SoBe in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. PBG also has the right to sell and distribute Gatorade in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. and Canada. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products. We are also currently distributing Tropicana Juice Drinks in the United States and Canada and Tropicana Juices in Russia and Spain.

     Terms of the Master Syrup Agreement. The Master Syrup Agreement grants PBG the exclusive right to manufacture, sell and distribute fountain syrup to local customers in PBG’s territories. The Master Syrup Agreement also grants PBG the right to act as a manufacturing and delivery agent for national accounts within PBG’s territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint PBG to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, PBG has the exclusive right to service fountain equipment for all of the national account customers within PBG’s territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.
     The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to concentrate pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement had an initial term of five years which expired in 2004 and was renewed for an additional five-year period. The Master Syrup Agreement will automatically renew for additional five-year periods, unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay PBG the fair market value of PBG’s rights thereunder.
     Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.
     Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Cadbury Schweppes plc for Dr Pepper, Schweppes, Canada Dry, Hawaiian Punch and Squirt, the Pepsi/Lipton Tea Partnership for Lipton Brisk and Lipton’s Iced Tea, and the North American Coffee Partnership for Starbucks Frappuccino, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.
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
Seasonality
     Our peak season is the warm summer months beginning in May and ending in September. More than 65% of our operating income is typically earned during the second and third quarters. More than 80% of cash flow from operations is typically generated in the third and fourth quarters.
Competition
     The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 21% to approximately 37%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country, outside the U.S., in which we do business is as follows: Canada 38%; Russia 25%; Turkey 19%; Spain 12% and Greece 9% (including market share for our ivi brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 13% for carbonated soft drinks sold under trademarks owned by PepsiCo. All market share figures are based on generally available data published by third-parties. Actions by our major competitors and others in the beverage industry, as well as the general economic environment, could have an impact on our future market share.
     We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, market place pricing, consumer value, customer service, availability and consumer and customer goodwill are primary factors affecting our competitive position.
Governmental Regulation Applicable to Bottling LLC
     Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the United States as well as foreign governmental entities and agencies in Canada, Spain, Greece, Russia, Turkey and Mexico. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the Federal Food, Drug and Cosmetic Act and the Public Health Security and Bioterrorism Preparedness and Response Act. The operations of our production and distribution facilities are subject to laws and regulations relating to the protection of our employees’ health and safety and the environment in the countries in which we do business. In the United States, we are subject to the laws and regulations of various governmental entities, including the Department of Labor, the Environmental Protection Agency and the Department of Transportation, and various federal, state and local occupational, labor and employment and environmental laws. These laws and regulations include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act, the Federal Motor Carrier Safety Act and the Fair Labor Standards Act.
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
     Bottle and Can Legislation
     Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, West Virginia, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Ontario, Prince Edward Island and Quebec.
     Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and Hawaii and California impose a levy on beverage containers to fund a waste recovery system.
     In addition to the Canadian deposit legislation described above, Ontario, Canada currently has a regulation requiring that at least 30% of all soft drinks sold in Ontario be bottled in refillable containers.
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
     Soft Drink Excise Tax Legislation
     Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia and Arkansas and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks and imported beverages that are not sweetened with sugar.
     Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey. In Mexico, bottled water in containers over 10.1 liters are exempt from value-added tax, and PBG obtained a tax exemption for containers holding less than 10.1 liters of water.
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
     School Sales Legislation; Industry Guidelines
     In 2004, Congress passed the Child Nutrition Act which requires school districts to implement a school wellness policy by July 2006. As of December 2005, several school districts in PBG’s bottling territories have imposed restrictions on soft drink sales in schools. Additionally, several states have enacted restrictions on soft drink sales in schools. Members of the American Beverage Association have endorsed a school vending policy (the “ABA Policy”) that limits the types of beverages sold in elementary, middle and high schools. Also, the beverage association in the European Union and various provinces in Canada have recently issued guidelines relating to the sale of beverages in schools. PBG intends to fully comply with the ABA Policy and these guidelines.
     California Carcinogen and Reproductive Toxin Legislation
     A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law’s impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.
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
Employees
     As of December 31, 2005, we employed approximately 66,900 workers, of whom approximately 33,000 were employed in the United States. Approximately 8,900 of our workers in the United States are union members and approximately 17,300 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
Financial Information on Industry Segments and Geographic Areas
     See Note 15 to Bottling LLC’s Consolidated Financial Statements included in Item 7 below.

Item 1A.   Risk Factors
Our Business and operations entail a variety of risks and uncertainties, including those described below.
We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.
     Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding health and wellness issues. This interest has resulted in a decline in consumer demand for full calorie carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, reduced calorie carbonated soft drinks and certain non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends this could put us at a competitive disadvantage in the marketplace and adversely affect our business and financial results.
We may not be able to respond successfully to the demands of our largest customers.
     Our retail customers are consolidating, leaving fewer customers with greater overall purchasing power. In addition, two of our customers together comprise approximately 10% of our annual worldwide sales. Because we do not operate in all markets in which these customers operate, we must rely on PepsiCo and other PepsiCo bottlers to service such customers outside of our markets. Our inability, or the inability of PepsiCo and PepsiCo bottlers as a whole, to meet the product, packaging and service demands of our largest customers could lead to a loss or decrease in business from such customers and have a material adverse effect on our business and financial results.
We may not be able to compete successfully within the highly competitive carbonated and non-carbonated beverage markets.
     The carbonated and non-carbonated beverage markets are both highly competitive. Competitive pressures in our markets could cause us to reduce prices or forego price increases required to off-set increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could have a material adverse effect on our business and financial results.
Because we depend upon PepsiCo to provide us with concentrate, certain funding and various services, changes in our relationship with PepsiCo could adversely affect our business and financial results.
     We conduct our business primarily under PBG’s beverage agreements with PepsiCo. Although we are not a direct party to these agreements, as the principal operating subsidiary of PBG, we enjoy rights and are subject to obligations under these agreements. If these beverage agreements with PepsiCo are terminated for any reason, it would have a material adverse effect on our business and financial results. These agreements provide that PBG must purchase all of the concentrate for such beverages at prices and on other terms which are set by PepsiCo in its sole discretion. Any significant concentrate price increases could materially affect our business and financial results.
     PepsiCo has also traditionally provided bottler incentives and funding to its bottling operations. PepsiCo does not have to maintain or continue these incentives or funding. Termination or decreases in bottler incentives or funding levels could materially affect our business and financial results.
     Under our shared services agreement, we obtain various services from PepsiCo, including procurement of raw materials and certain administrative services. If any of the services under the shared services agreement was terminated, we would have to obtain such services on our own. This could result in a disruption of such services, and we might not be able to obtain these services on terms, including cost, that are as favorable as those we receive through PepsiCo.
Our business requires a significant supply of raw materials, the limited availability or increased costs of which could adversely affect our business and financial results.
     The production of our beverage products is highly dependent on certain raw materials. In particular, we require significant amounts of aluminum and plastic bottle components, such as resin. We also require access to significant amounts of water. Any sustained interruption in the supply of raw materials or any significant increase in their prices could have a material adverse effect on our business and financial results.
PepsiCo’s equity ownership of PBG could affect matters concerning us.
     As of January 27, 2006, PepsiCo owned approximately 46.9% of the combined voting power of PBG’s voting stock (with the balance owned by the public). PBG owns approximately 93.3% of our membership interests, and PepsiCo indirectly owned the remainder of our membership interests. PepsiCo will be able to significantly affect the outcome of PBG’s stockholder votes, thereby affecting matters concerning us.
We may have potential conflicts of interest with PepsiCo, which could result in PepsiCo’s objectives being favored over our objectives.
     Our past and ongoing relationship with PepsiCo could give rise to conflicts of interests. In addition, two members of PBG’s Board of Directors and one of the three Managing Members of Bottling LLC, are Senior Vice Presidents of PepsiCo, a situation which may create conflicts of interest.
     These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us by PepsiCo or by us to PepsiCo.
     Conflicts could also arise in the context of our potential acquisition of bottling territories and/or assets from PepsiCo or other independent PepsiCo bottlers. Under the Master Bottling Agreement, we must obtain PepsiCo’s approval to acquire any independent PepsiCo bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the master bottling agreement. We have agreed not to attempt to acquire any independent PepsiCo bottler outside of those agreed-upon territories without PepsiCo’s prior written approval.
Our acquisition strategy may be limited by our ability to successfully integrate acquired businesses into ours or our failure to realize our expected return on acquired businesses.
     We intend to continue to pursue acquisitions of bottling assets and territories from PepsiCo’s independent bottlers. The success of our acquisition strategy may be limited because of unforeseen costs and complexities. We may not be able to acquire, integrate successfully or manage profitably additional businesses without substantial costs, delays or other difficulties. Unforeseen costs and complexities may also prevent us from realizing our expected rate of return on an acquired business. Any of the foregoing could have a material adverse effect on our business and financial results.
Our success depends on key members of our management, the loss of whom could disrupt our business operations.
     Our success depends largely on the efforts and abilities of key management employees. Key management employees are not parties to employment agreements with us. The loss of the services of key personnel could have a material adverse effect on our business and financial results.
If we are unable to fund our substantial capital requirements, it could cause us to reduce our planned capital expenditures and could result in a material adverse effect on our business and financial results.
     We require substantial capital expenditures to implement our business plans. If we do not have sufficient funds or if we are unable to obtain financing in the amounts desired or on acceptable terms, we may have to reduce our planned capital expenditures, which could have a material adverse effect on our business and financial results.
Our substantial indebtedness could adversely affect our financial health.
     We have a substantial amount of indebtedness, which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt. This could limit our flexibility in planning for, or reacting to, changes in our business and place us at a competitive disadvantage compared to competitors that have less debt. Our indebtedness also exposes us to interest rate fluctuations, because the interest on some of our indebtedness is at variable rates, and makes us vulnerable to general adverse economic and industry conditions. All of the above could make it more difficult for us, or make us unable, to satisfy our obligations with respect to all or a portion of such indebtedness and could limit our ability to obtain additional financing for future working capital expenditures, strategic acquisitions and other general corporate requirements.
Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.
     In the fiscal year ended December 31, 2005, approximately 29% of our net revenues were generated in territories outside the United States. Social, economic and political conditions in our international markets may adversely affect our business and financial results. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations which may adversely impact our business and financial results. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.
We may incur material losses and costs as a result of product liability claims that may be brought against us or any product recalls we have to make.
     We may be liable if the consumption of any of our products causes injury or illness. We also may be required to recall products if they become contaminated or are damaged or mislabeled. A significant product liability or other product related legal judgment against us or a widespread recall of our products could have a material adverse effect on our business and financial results.
Newly adopted governmental regulations could increase our costs or liabilities or impact the sale of our products.
     Our operations and properties are subject to regulation by various federal, state and local government entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, environmental laws, competition laws, taxes, and accounting standards. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements.
Item 1B.   Unresolved Staff Comments
     None.
Item 2.   Properties
     As of December 31, 2005, we operated 95 soft drink production facilities worldwide, of which 86 were owned and 7 were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey and one facility used for can manufacturing was operated by a PBG joint venture in Ayer, Massachusetts. Of our 546 distribution facilities, 335 are owned and 211 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.
     We also own or lease and operate approximately 41,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 2 million coolers, soft drink dispensing fountains and vending machines.

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
Item 3.   Legal Proceedings
     From time to time we are a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations, including the following proceeding:
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
     We have been cooperating with the authorities in their investigation of these matters, including responding to various document requests pertaining to our plants in California and each of our plants in Arizona and Hawaii. In August 2005, we met with representatives of the EPA to discuss the circumstances giving rise to the NOVs and our responses. We believe monetary sanctions may be sought in connection with one or more of the NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to the Company’s results of operations or financial condition.
Item 4.  Submission of Matters to a Vote of Shareholders
     None.
Executive Officers of the Registrant
     Executive officers are elected by our Managing Directors, and their terms of office continue until the next annual meeting of the Managing Directors or until their successors are elected and have been qualified. There are no family relationships among our executive officers.
     Set forth below is information pertaining to our executive officers who held office as of February 15, 2006:
     John T. Cahill, 48, is the Principal Executive Officer of Bottling LLC. He has also been PBG’s Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG’s President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG’s Board of Directors since January 1999 and served as PBG’s Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996. Mr. Cahill is also a director of the Colgate-Palmolive Company.
     Alfred H. Drewes, 50, is the Principal Financial Officer of Bottling LLC. He is also PBG’s Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi-Cola International (“PCI”). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI.
     Andrea L. Forster, 46, is the Principal Accounting Officer of Bottling LLC. She is also Vice President and Controller of PBG. In September 2000, Ms. Forster was also named Corporate Compliance Officer for PBG. Following several years with Deloitte Haskins and Sells, Ms. Forster joined PepsiCo in 1987 as a Senior Analyst in External Reporting. She progressed through a number of positions in the accounting and reporting functions and, in 1998, was appointed Assistant Controller of the Pepsi-Cola Company. She was named Assistant Controller of PBG in 1999.
PART II
Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for the ownership of Bottling LLC.

     Item 6.   Selected Financial Data
     SELECTED FINANCIAL AND OPERATING DATA

in millions
Fiscal years ended	2005(1)	2004	2003	2002	2001
Statement of Operations Data:
Net revenues	$11,885	$10,906	$10,265	$9,216	$8,443
Cost of sales	6,253	5,656	5,215	5,001	4,580

Gross profit	5,632	5,250	5,050	4,215	3,863
Selling, delivery and administrative expenses	4,625	4,285	4,089	3,318	3,185

Operating income	1,007	965	961	897	678
Interest expense, net	110	132	143	98	78
Other non-operating expenses, net	1	1	7	7	—
Minority interest	1	—	—	9	14

Income before income taxes	895	832	811	783	586
Income tax expense (2)(3)(4)	24	3	84	49	(1)

Income before cumulative effect of change in accounting principle	871	829	727	734	587
Cumulative effect of change in accounting principle, net of tax	—	—	6	—	—

Net income	$871	$829	$721	$734	$587

Balance Sheet Data (at period end):

Total assets (5)	$13,745	$12,724	$12,997	$11,015	$8,762
Long-term debt	$2,943	$3,495	$3,497	$3,541	$2,299
Minority interest	$3	$3	$—	$—	$154
Accumulated other comprehensive loss	$(395)	$(447)	$(503)	$(596)	$(416)
Owners’ equity	$7,581	$6,620	$5,902	$5,186	$4,596

(1)	Our fiscal year 2005 results included an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses. The 53rd week had no material impact on our net income.

(2)	Fiscal year 2001 includes Canada tax law change benefits of $25 million.

(3)	Fiscal year 2003 includes Canada tax law change expense of $11 million.

(4)	Fiscal year 2004 includes Mexico tax law change benefit of $26 million.

(5)	Certain reclassifications were made in our Consolidated Financial Statements to prior year amounts to conform to the 2005 presentation.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S FINANCIAL REVIEW
Tabular dollars in millions
OVERVIEW
     Bottling Group, LLC (collectively referred to as “Bottling LLC,” “we,” “our” and “us”) is the principal operating subsidiary of The Pepsi Bottling Group (“PBG”) and consists of substantially all of the operations and assets of PBG.
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. As shown in the graph below, the U.S. business is the dominant driver of our results, generating 61% of our volume, 71% of our revenues and 83% of our operating income.
     PBG is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina, Lipton Brisk, Sierra Mist, Diet Mountain Dew, Tropicana Juice Drinks, SoBe, and Starbucks Frappuccino. In addition to the foregoing, the beverages we sell outside the U.S. include 7 up, Kas, Aqua Minerale, Mirinda and Manzanita Sol. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, Inc. (“PepsiCo”), including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, Epura and Garci Crespo.
     Our products are sold in either a cold-drink or take-home format. Our cold-drink format consists of cold products sold in the retail and foodservice channels, which carry the highest profit margins on a per-case basis. Our take-home format consists of unchilled products that are sold for at-home future consumption.
     Physical cases represent the number of units that are actually produced, distributed and sold. Each case of product as sold to our customers, regardless of package configuration, represents one physical case. Our net price and gross margin on a per-case basis are impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a two-liter unchilled bottle sold in a grocery store.
     Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, the pricing we achieve in the marketplace, our market execution, our ability to meet changing consumer preferences and the efficiency we achieve in manufacturing and distributing our products. Key indicators of our financial success are measured by the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, and our overall cost productivity, reflecting how well we manage our raw material, manufacturing, distribution and other overhead costs.

     The following discussion and analysis covers the key drivers behind our business performance in 2005 and is categorized into the following sections:
•	Items that affect historical or future comparability

•	Financial performance summary

•	Critical accounting policies

•	Related party transactions

•	Results of operations

•	Liquidity and financial condition and

•	Market risks and cautionary statements.
     The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, based on the advice of external experts and our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
     High Fructose Corn Syrup (“HFCS”) Settlement
          Included in our selling, delivery and administrative expenses for 2005 was a pre-tax gain of $29 million in the U.S. from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Claims Period”). Certain of the bottling entities owned by PepsiCo during the Claims Period were transferred to PBG when PepsiCo formed PBG in 1999. With respect to these entities, which we currently operate, we received $23 million in HFCS settlement proceeds. We received an additional $6 million in HFCS settlement proceeds related to bottling operations not previously owned by PepsiCo, such as manufacturing co-operatives of which we are a member.
     53rd Week
     Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal year 2005 consisted of 53 weeks while fiscal years 2004 and 2003 consisted of 52 weeks. Our 2005 results included pre-tax income of approximately $19 million due to the 53rd week.
     Strategic Spending Initiatives
     We reinvested both the pre-tax gain of $29 million from the HFCS settlement and the pre-tax income of $19 million from the 53rd week in long-term strategic spending initiatives in the U.S., Canada and Europe. The strategic spending initiatives included programs designed primarily to enhance our customer service agenda, drive productivity and improve our management information systems. These strategic spending initiatives were recorded in selling, delivery and administrative expenses.
     Non-GAAP Measurements and Adjusted Results
     We prepare our consolidated financial statements in conformity with U.S. GAAP. In an effort to provide investors with additional information regarding the Company’s results we have included in this document certain “non-GAAP” measures as defined by the Securities and Exchange Commission. Specifically, we have presented “non-GAAP” measures to supplement our Financial Performance Summary and our 2006 Outlook. We have excluded the impact of the HFCS Settlement, the 53rd Week and the Strategic Spending Initiatives from our 2005 results and from certain items in our 2006 Outlook as we consider these items as unusual and outside of the ordinary course of our business. Management believes these “non-GAAP” financial measures provide useful information to investors regarding the underlying business performance of the Company’s ongoing results and should be considered in addition to, not in lieu of, U.S. GAAP reported measures. “Non-GAAP” measures used in this document are referred to as “adjusted.”

     The tables below illustrate the approximate dollars and percentage points of operating income growth that these unusual items contributed to our 2005 operating results.

				Spending
	Reported	HFCS Settlement	53rd Week	Initiatives	Adjusted Results *
Revenue	$11,885	$0	$(139)	$0	$11,746

Cost of sales	6,253	0	(72)	0	6,181

Gross profit	5,632	0	(67)	0	5,565

Selling, delivery and administrative expenses	4,625	29	(43)	(48)	4,563

Operating income/(loss)	1,007	(29)	(24)	48	1,002

Interest expense, net	110	0	(2)	0	108

Other non-operating expense, net	1	0	0	0	1

Minority interest	1	0	0	0	1

Income before taxes	895	(29)	(22)	48	892

Income taxes	24	(1)	0	1	24

Net income	$871	$(28)	$(22)	$47	$868

Operating Income Growth Rates	FY 2005
Reported Operating Income	4%
HFCS Settlement	(3%)
53rd Week Impact	(2%)
Strategic Spending Initiatives	4%

Adjusted Operating Income *	3%

*	See Non-GAAP Measurements and Adjusted Results for further information.

FINANCIAL PERFORMANCE SUMMARY

(in millions)	December	December	Fiscal Year
	31, 2005	25, 2004	% Change
Net revenues	$11,885	$10,906	9%

Gross profit	$5,632	$5,250	7%

Operating income	$1,007	$965	4%

Net income	$871	$829	5%
     During 2005, we delivered strong results, reflecting robust topline growth which was partially offset by higher raw material costs and selling, delivery and administrative expenses. Overall, we grew our worldwide operating income by four percent, which includes a one percentage point benefit from the net impact of the 53rd week, the gain from the HFCS settlement and spending initiatives. These results were driven by operating income growth in the U.S. of five percent, of which two percentage points were driven by the unusual items discussed above, coupled with double-digit increases in Mexico and Canada. This growth was partially offset by a double-digit operating income decrease in Europe, driven by declines in Spain. Our operating income growth in Mexico, which includes the lapping of a $9 million impairment charge in 2004, was below our expectations due mostly to lower than anticipated cost savings in our selling, delivery and administrative expenses.
     Our strong worldwide topline growth was driven by innovation, including new products, pricing improvements and strong execution in the marketplace as well as the impact of the 53rd week. Growth was driven primarily by an approximate three-percent increase in volume and a three-percent increase in net revenue per case. The impact of the 53rd week, the effect of foreign currency translation and acquisitions each contributed a percentage point to our topline growth.
     In the U.S., we achieved a five-percent volume increase, which includes three percentage points of growth due to the 53rd week and acquisitions. The balance of the growth was due primarily to volume increases in both large format stores and our foodservice business which consists of restaurants and workplaces. These volume increases were driven by a three-percent increase in our take-home channel and a two-percent increase in our cold-drink channel. Our portfolio growth was in line with consumer trends, with most of the volume increase coming from our water, non-carbonated and diet portfolios. In the U.S., net revenue per case increased three percent, driven primarily by rate increases.
     In Canada, topline growth of 14 percent was driven primarily by the favorable impact of foreign currency translation, coupled with a net revenue per case increase of three percent and volume improvements of two percent, as well as the 53rd week. Volume and pricing growth was fueled by strong execution and strategic marketing programs that were designed to gain consumer interest.
     In Europe, we delivered strong topline results, growing net revenues by 12 percent versus the prior year, driven by double-digit volume growth in Russia and Turkey.
     Our Mexico topline growth of 10 percent was driven primarily by volume growth of five percent and the favorable impact of foreign currency translation. Our volume growth in Mexico was fueled by double-digit increases in both our bottled water and jug businesses, partially offset by slight declines in our carbonated soft drink business.

     Our strong worldwide topline growth was partially offset by increases in cost of sales, which have continued to pressure our bottom line results. On a per-case basis, cost of sales increased five percent, reflecting significant increases in raw material costs. During 2005, we continued to see increases in resin prices, exacerbated by a severe hurricane season in the U.S. These increases added approximately $100 million of costs or approximately two percentage points of growth to our worldwide cost of sales per case. Additionally, the negative impact of foreign currency translation contributed one percentage point of growth to our cost of sales per case increase.
     Worldwide selling, delivery and administrative expenses increased eight percent. Increases in selling, delivery and administrative costs were driven by higher volume growth, wage and benefit increases and rising fuel prices. Additionally, the strategic spending initiatives and the additional expenses from the 53rd week, partially offset by the gain from the settlement of the HFCS class action lawsuit, added approximately one percentage point of growth to our overall selling, delivery and administrative expenses. The strategic spending initiatives included programs to implement our new customer service program, drive productivity and improve our management information systems.
     Interest expense increased by $21 million due to the impact of rising interest rates on approximately 26 percent of our debt that is variable, coupled with the impact of the 53rd week.
     Interest income increased $43 million, driven primarily by higher effective interest rates, coupled with additional loans made to PBG.
     The Company’s cash flow from operations continued to be strong in 2005. We generated $1.5 billion of cash from operations, after contributing $77 million into our pension plans, which are adequately funded. With our strong cash flows, we utilized $709 million for capital investments to grow our business.
2006 Outlook
     In 2006, our fiscal year will consist of 52 weeks, while fiscal year 2005 consisted of 53 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis.
     Our 2005 results included the impact of the 53rd week. In order to provide comparable guidance for 2006, we have excluded the impact of the 53rd week from our volume outlook, as described in the table below.
     As discussed in Note 2 in the Notes to the Consolidated Financial Statements, the Company will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the first quarter of 2006. SFAS 123R will require that all stock-based payments be expensed based on the fair value of the awards. In accordance with existing accounting guidelines, the Company did not recognize compensation expense for stock options during fiscal year 2005. Therefore, management believes that providing an adjusted measure that excludes the impact of SFAS 123R from the 2006 Outlook provides a meaningful year-over-year comparison of operating income change. The table below provides an adjusted forecast by excluding, where applicable, the impact of the 53rd week and the impact of the adoption of SFAS 123R in 2006:

		Impact of		Adjusted Forecasted
	Forecasted 2006 vs.	53rd		2006 vs. 2005
	2005 growth	week in 2005	Impact of SFAS 123R	growth *
Worldwide Volume	2%	1%	—	3%
U.S. Volume	Flat to 1%	1%	—	1% to 2%
Worldwide Operating Income (in dollars)	(2%) to (4%)	—	7%	3% to 5%

*	See Non-GAAP Measurements and Adjusted Results in Items that Affect Historical or Future Comparability for further information.

     In 2006, we will carefully balance our net revenue per case, using rate increases where marketplace conditions allow, while also managing the mix of products we plan to sell. We expect to increase both our worldwide and U.S. net revenue per case two to three percent, driven primarily by rate improvements, coupled with a mix shift into higher-priced products.
     In 2006, worldwide cost of sales per case is expected to increase by approximately three percent. We are expecting the rate of growth of our raw material costs, particularly resin and sweeteners, to moderate during 2006. Nonetheless we anticipate that our raw material costs, including aluminum, resin and sweeteners will increase in the low single digits in 2006. As a result, we expect our gross margin per case to grow about two percent.
     Our selling, delivery and administrative expenses are expected to rise approximately four to five percent, including increases in fuel cost and higher pension expense, each contributing approximately $20 million of additional expense. The impact of adopting SFAS 123R will add approximately $70 million to our overall SD&A and result in a seven percentage point reduction in our operating income. Accordingly, we expect our operating income to be down two to four percent for the year.
CRITICAL ACCOUNTING POLICIES
     The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. Management bases its estimates on knowledge of our operations, markets in which we operate, historical trends, and other assumptions. Actual results could differ from these estimates under different assumptions or conditions. Significant accounting policies are discussed in the Notes to the Consolidated Financial Statements. Our critical accounting policies are those policies which management believes are most important to the portrayal of Bottling LLC’s financial condition and results of operations and require the use of estimates, assumptions and the application of judgment. Management has reviewed these critical accounting policies and related disclosures with PBG’s Audit and Affiliated Transactions Committee of the Board of Directors.
     Allowance for Doubtful Accounts - A portion of our accounts receivable will not be collected due to bankruptcies and sales returns. Estimating an allowance for doubtful accounts requires significant management judgment and assumptions regarding the potential for losses on receivable balances.
     Our accounting policy for the provision for doubtful accounts requires reserving an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customer accounts, and the overall market and economic conditions of our customers. Accordingly, we estimate the amounts necessary to provide for losses on receivables by using quantitative measures, evaluating specific customer accounts for risk of loss, and adjusting for changes in economic conditions in which we and our customers operate.
     We manage the risk of losses on accounts receivable by having effective credit controls and by evaluating our receivables on an ongoing basis. Our allowance for doubtful accounts represents management’s best estimate of probable losses inherent in our portfolio. If a general economic downturn occurs causing the financial condition of our customers to deteriorate or if one of our customers has an unforeseen inability to pay us, the allowance for doubtful accounts and bad debt expense would be increased from our estimate.
     The following is an analysis of the allowance for doubtful accounts for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	Allowance for Doubtful
	Accounts
	2005	2004	2003
Beginning of the year	$61	$72	$67
Bad debt expense	3	(5)	12
Accounts written off	(12)	(7)	(8)
Foreign currency translation	(1)	1	1

End of the year	$51	$61	$72

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
     We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event). We measure impairment as the amount by which the carrying value exceeds its estimated fair value.
     The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. We deduct a contributory charge from our net after-tax cash flows for the economic return attributable to our working capital, other intangible assets and property, plant and equipment, which represents the required cash flow to support these assets. The net discounted cash flows in excess of the fair returns on these assets represent the estimated fair value of our franchise rights and distribution rights.
     The fair value of our brands is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party. In valuing our brands, we have selected an estimated industry royalty rate relating to each brand and then applied it to the forecasted revenues associated with each brand. The net discounted after-tax cash flows from these royalty charges represent the fair value of our brands.
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
     We evaluate goodwill on a country-by-country basis (“reporting unit”) for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
     We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity, less net debt (net of cash and cash equivalents). Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital for each reporting unit. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions.
     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other identified intangible assets, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. A change in assumptions in our cash flows could have a significant impact on the fair value of our reporting units and other identified intangible assets, which could then result in a material impairment charge to our results of operations. For example, an inability to achieve strategic business plan targets in a reporting unit could result in an impairment charge of one or more specific intangible assets. In Mexico, we have recorded approximately $1 billion of intangible assets. Mexico has not met our profit expectations; however, we have specific plans in place to improve our future results. We will continue to closely monitor our performance in Mexico and evaluate the realizability of each intangible asset.

Pension and Postretirement Medical Benefit Plans – PBG sponsors pension and other postretirement medical benefit plans in various forms, covering employees who meet specified eligibility requirements. Our U.S. employees participate in noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant, and accordingly assumptions and sensitivity analyses regarding these plans are not included in the discussion below.
     Assumptions and estimates are required to calculate the expenses and obligations for these plans including discount rate, expected return on plan assets, retirement age, mortality, turnover, health care cost trend rates and compensation rate increases.
     We evaluate these assumptions with our actuarial advisors on an annual basis and we believe that they are appropriate. Our assumptions are based upon historical experience of the plan and expectations for the future. These assumptions may differ materially from actual results due to changing market and economic conditions. An increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income and the related funding requirements.
Key Assumptions
     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30th of the preceding year (“measurement date”).
     The discount rate assumption is derived from the present value of our expected pension and postretirement medical benefit payment streams. The present value is calculated by utilizing a yield curve that matches the timing of our expected benefit payments. The yield curve is developed by our actuarial advisers using a portfolio of several hundred high quality non-callable corporate bonds. The bonds are rated Aa or better by Moody’s and have at least $250 million in principal amount. The bonds are denominated in U.S. dollars and have maturity dates ranging from six months to thirty years. Once the present value of all the expected payment streams has been calculated, a single discount rate is determined. The weighted-average discount rate for fiscal year 2006 for PBG’s pension and postretirement medical plans is 5.80 percent and 5.55 percent, respectively.
     In evaluating the expected rate of return on assets for a given fiscal year, we consider both projected future returns of asset classes and the actual 10 to 15-year historic returns on asset classes in PBG’s pension investment portfolio, reflecting the weighted-average return of our asset allocation. The target asset allocation for PBG‘s domestic pension assets is 75 percent equity investments, of which approximately 80 percent is invested in domestic equities and 20 percent is invested in foreign equities. The remaining 25 percent of plan assets is invested primarily in fixed income securities, which is equally divided between U.S. government and corporate bonds. PBG’s current portfolio’s target asset allocation for the 10 and 15-year periods had weighted average returns of 8.80 percent and 10.80 percent, respectively. Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. Based on the historic and estimated future returns of PBG’s portfolio, we estimate the long-term rate of return on assets for PBG’s domestic pension plans to be 8.50 percent in 2006.
Pension and Postretirement Medical Plans Accounting
     Differences between actual and expected returns on plan assets are recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. Net unrecognized losses, within PBG’s pension and postretirement plans totaled $611 million and $603 million at December 31, 2005 and December 25, 2004, respectively.

     The following table provides the current and expected weighted-average assumptions for our pension and postretirement medical plans’ expense in the United States:

Pension	2006	2005
Discount rate	5.80%	6.15%
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%
Rate of compensation increase	3.53%	3.60%

Postretirement	2006	2005
Discount rate	5.55%	6.15%
Rate of compensation increase	3.53%	3.60%
Health care cost trend rate	9.00%	10.00%
     During 2005, our PBG-sponsored defined benefit pension and postretirement medical plan expenses in the U.S. totaled $109 million, including a special termination benefit charge of $9 million for a voluntary early retirement enhancement program. In 2005, our ongoing pension and postretirement medical plan expenses, excluding the special termination benefit charge, were $100 million. In 2006, our ongoing expenses will increase by approximately $19 million to $119 million due primarily to the following factors:
•	A decrease in our weighted-average discount rate for our pension and postretirement medical expense from 6.15 percent and 6.15 percent to 5.80 percent and 5.55 percent, respectively, reflecting declines in the yields of long-term corporate bonds comprising the yield curve. This change in assumption will increase our 2006 defined benefit pension and postretirement medical expense by approximately $12 million.

•	Certain benefit plan enhancements and demographic changes will increase our 2006 defined benefit pension and postretirement medical expense by approximately $7 million.
Sensitivity Analysis
     It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return of 8.50 percent. The following table provides a summary of the last three years of actual returns versus the expected long-term returns for our domestic pension plans:

	2005	2004	2003
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%	8.50%
Actual return on plan assets (net of administrative expenses)	13.33%	11.61%	19.79%
     Sensitivity of changes in key assumptions for our principal pension and postretirement plans’ expense in 2006 are as follows:
•	Discount rate — A 25-basis point change in the discount rate would increase or decrease our expense for PBG’s pension and postretirement medical benefit plans in 2006 by approximately $9 million.

•	Expected return on plan assets – A 25-basis point change in the expected return on plan assets would increase or decrease our expense for PBG’s pension plans in 2006 by approximately $3 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.
For further information about PBG’s pension and postretirement plans see Note 12 in the Notes to Consolidated Financial Statements.
     Income Taxes — We are a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributive shares of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. A significant portion of deferred tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $950 million at December 31, 2005, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. The majority of our NOLs are generated overseas, the largest of which is coming from our Mexican and Spanish operations. Of these NOLs, $3 million expire in 2006 and $947 million expire at various times between 2007 and 2025.
     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.
     Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. However, PepsiCo may not settle any issue without our written consent, which consent cannot be unreasonably withheld. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these tax periods.
     A number of years may elapse before a particular matter for which we have established a tax contingency reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The U.S. Internal Revenue Service (“IRS”) is currently examining PepsiCo’s income tax returns for 1998 through March 1999 that include our operations for such tax periods and our tax returns for the 2001 and 2002 tax years. The IRS audit of our 1999 and 2000 tax returns concluded in 2005. However, pursuant to an agreement with the IRS, our 1999 and 2000 tax years remain open solely with respect to matters arising out of the IRS examination of PepsiCo involving our initial public offering transaction on March 31, 1999. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our tax reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of our tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to our reserves, a cash outlay for settlement and a possible increase to our annual tax provision.
For further information about our income taxes see Note 14 in the Notes to Consolidated Financial Statements.
RELATED PARTY TRANSACTIONS
     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of brands from PepsiCo. At December 31, 2005, PepsiCo owned 6.7 percent of our equity.
     Our business is conducted primarily under beverage agreements between PBG and PepsiCo, including a master bottling agreement, a non-cola bottling agreement and a master syrup agreement. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them.
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

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

	2005	2004	2003
Net revenues:
Bottler incentives (a)	$51	$22	$21

Cost of sales:
Purchases of concentrate and finished products, and Aquafina royalty fees (b)	$(2,993)	$(2,741)	$(2,527)
Bottler incentives (a)	559	522	527
Manufacturing and distribution service reimbursements (c)	—	—	6

	$(2,434)	$(2,219)	$(1,994)

Selling, delivery and administrative expenses:
Bottler incentives (a)	$78	$82	$98
Fountain service fee (d)	183	180	200
Frito-Lay purchases (e)	(144)	(75)	(51)
Shared services (f):
Shared services expense	(69)	(68)	(72)
Shared services revenue	8	10	10

Net shared services	(61)	(58)	(62)

HFCS (h)	23	—	—

	$79	$129	$185

Income tax benefit (g)	$3	$10	$7

     (a) Bottler Incentives and Other Arrangements — In order to promote PepsiCo beverages, PepsiCo, at their sole discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in revenue or selling, delivery and administrative expenses. Changes in our bottler incentives and funding levels could materially affect our business and financial results.
     (b) Purchase of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. In February 2005, PepsiCo increased the price of U.S. concentrate by two percent. PepsiCo has recently announced a further increase of approximately two percent, effective February 2006. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.
     (c) Manufacturing and Distribution Service Reimbursements — In 2003, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products.
     (d) Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses.

     (e) Frito-Lay Purchases — We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid to PepsiCo for these transactions are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (f) Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (g) Income Tax Benefit — Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these periods.
     (h) High Fructose Corn Syrup (“HFCS”) Settlement — On June 28, 2005, we entered into a settlement agreement with PepsiCo related to the allocation of certain proceeds from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Class Period”). Certain of the bottling entities owned by PepsiCo were transferred to PBG when PepsiCo formed PBG in 1999 (the “PepsiCo Bottling Entities”). Under the settlement agreement with PepsiCo, we ultimately received 45.8 percent (or approximately $23 million) of the total recovery related to HFCS purchases by PepsiCo Bottling Entities during the Class Period.
     As of December 31, 2005 and December 25, 2004, the receivables from PepsiCo and its affiliates were $143 million and $150 million, respectively. These balances are shown as part of accounts receivable in our Consolidated Financial Statements. The payables to PepsiCo and its affiliates were $176 million and $144 million, respectively. These balances are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.
     For further information about our relationship with PepsiCo and its affiliates see Note 16 in Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS — 2005
Volume

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Base volume	3%	2%	5%
Acquisitions	1%	1%	0%
Impact of 53rd week	1%	2%	1%

Total Volume Change	5%	5%	6%

     Our full-year reported worldwide physical case volume increased five percent in 2005 versus 2004. Worldwide volume growth reflects increases in all of PBG territories. PBG territories are defined as U.S., Canada, Europe and Mexico.
     In the U.S., increases in volume, excluding acquisitions and the impact of the 53rd week, were driven by a three-percent increase in our take-home channel and a two-percent increase in our cold-drink channel. These volume increases were attributable to solid results in large format businesses and foodservice venues. In the U.S. our growth reflects consumer trends. Our non-carbonated beverage volume increased 18 percent, led by 31-percent growth in Trademark Aquafina and the successful introduction of Aquafina Flavor Splash, coupled with solid performance in Trademark Starbucks and in our energy drinks. Our total carbonated soft drink portfolio was down about one percent, mostly driven by declines in brand Pepsi, partially offset by the successful introduction of Pepsi Lime, double-digit growth in brand Wild Cherry Pepsi, and a three-percent increase in our diet portfolio.
     In Canada, volume increased three percent in 2005 versus 2004, primarily driven by increases in both the cold-drink and take-home channels. This growth was fueled by strong execution and strategic marketing programs that were designed to gain consumer interest. The 53rd week contributed approximately one percentage point of growth.
     In Europe, volume grew eight percent in 2005 versus 2004, driven by double-digit increases in Russia and Turkey. In Russia, we had solid growth in trademark Pepsi and Aqua Minerale, coupled with strong growth in Tropicana Juice, Lipton Iced Tea and local brands. In Turkey, we continued to improve our customer service through the consolidation of 3rd party distributors and the migration of selling activities to our own employees. These improvements and an effective advertising campaign resulted in volume increases in brand Pepsi and in local brands, such as Yedigun.
     Total volume in Mexico was up five percent for the year, driven largely by growth in our water business, including an 11 percent increase in our jug water business and a 13 percent increase in our bottled water business. The investments that we began making in 2004 in the marketplace and in our infrastructure in Mexico have enabled us to improve both our bottled water and jug water businesses, including expansion of our home delivery system for jug water. Our carbonated soft drink portfolio in Mexico was down about one percent primarily due to competitive pressure in the Mexico City area. This decline was partially offset by solid performance in our carbonated soft drink business outside the Mexico City area which accounts for 75 percent of our volume.
Net Revenues

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	3%	2%	5%
Net price per case impact (rate/mix)	3%	3%	2%
Acquisitions	1%	1%	1%
Currency translation	1%	0%	4%
Impact of 53rd week	1%	2%	0%

Total Net Revenues Change	9%	8%	12%

     Worldwide net revenues were $11.9 billion in 2005, a nine-percent increase over the prior year. The increase in net revenues for the year was driven primarily by strong volume growth and increases in net price per case, coupled with the favorable impact from currency translation in Canada and Mexico, acquisitions and the impact of the 53rd week.
     In the U.S., net revenues increased eight percent in 2005 versus 2004. The increases in net revenues in the U.S. were driven primarily by increases in net price per case, solid growth in volume, and the impact of the 53rd week. Additionally, acquisitions added one percentage point of growth. Increases in net price per case in the U.S. were mostly due to rate increases.
     Net revenues outside the U.S. grew approximately 12 percent in 2005 versus 2004. The increases in net revenues outside the U.S. were driven primarily by growth in volume and the favorable impact of foreign exchange in Canada and Mexico, coupled with net price per case increases in Europe and Canada.

Cost of Sales

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	4%	2%	5%
Cost per case impact	4%	4%	4%
Acquisitions	1%	1%	1%
Currency translation	1%	0%	4%
Impact of 53rd week	1%	2%	0%

Total Cost of Sales Change	11%	9%	14%

     Worldwide cost of sales was $6.3 billion in 2005, an 11-percent increase over 2004. The growth in cost of sales was driven primarily by volume and cost per case increases, coupled with the negative impact of foreign currency translation in Canada and Mexico, acquisitions and the impact of the 53rd week. During 2005, we continued to see increases in resin prices, exacerbated by a severe hurricane season in the U.S. These increases added approximately $100 million of costs or approximately two percentage points of growth to our worldwide cost of sales per case.
     In the U.S., cost of sales grew nine percent in 2005 versus 2004, due to increases in cost per case and volume growth, coupled with the impact of the 53rd week and acquisitions. The increases in cost per case resulted from higher raw material costs, primarily driven by resin.
     Cost of sales outside the U.S. grew approximately 14 percent in 2005 versus 2004, reflecting strong volume growth and increases in cost per case, coupled with the negative impact from foreign currency translation. Growth in cost per case resulted from higher raw material costs, primarily driven by resin increases across all of our countries. Foreign currency translation contributed four percentage points of growth, reflecting the appreciation of the Canadian dollar and Mexican peso.
Selling, Delivery and Administrative Expenses

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Cost impact	5%	5%	5%
HFCS Settlement	(1)%	(1)%	0%
Strategic Spending Initiatives	1%	1%	1%
Acquisitions	1%	1%	1%
Currency translation	1%	0%	4%
Impact of 53rd week	1%	1%	0%

Total SD&A Change	8%	7%	11%

     Worldwide selling, delivery and administrative expenses were $4.6 billion, an eight percent increase over 2004. Increases in selling, delivery and administrative costs were driven by higher volume growth, wage and benefit increases and rising fuel prices. The strategic spending initiatives and the impact of the 53rd week in the U.S. and Canada, partially offset by the pre-tax gain of $29 million in the U.S. from the settlement of the HFCS class action lawsuit contributed approximately one percentage point of an increase in selling, delivery and administrative expenses. LLC invested both the HFCS gain and the additional income from the 53rd week in long-term strategic spending initiatives which totaled $48 million. The strategic spending initiatives included programs to enhance our customer service agenda, drive productivity, including restructuring in Europe, and improve our management information systems.
     In the U.S., increases reflected higher volume growth, wage and benefit increases, additional expenses from the 53rd week and rising fuel prices, partially offset by the gain from settlement of the HFCS class action lawsuit. In addition, the strategic spending initiatives contributed more than one percentage point of growth to our increase in selling, delivery and administrative expenses for the year.
     Outside the U.S., increases were driven primarily by volume growth, wage and benefit increases, and the negative impact of foreign currency translation in Canada and Mexico, coupled with strategic spending initiatives. These increases were partially offset by the lapping of a $9 million non-cash impairment charge taken for the franchise licensing agreement associated with the Squirt trademark in Mexico in the prior year. Our selling, delivery and administrative expenses in Mexico were higher than expected as certain of the cost savings initiatives have not yielded expected results.
Interest Expense
     Interest expense increased by $21 million, when compared with 2004, largely due to higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable debt. As of December 31, 2005 approximately 26 percent of our long-term debt was variable.
Interest Income
     Interest income increased $43 million, driven primarily by higher effective interest rates, coupled with additional loans made to PBG.
Income Tax Expense
     Bottling LLC is a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributive shares of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on their percentage ownership in Bottling LLC. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our full-year effective tax rate for 2005 was 2.7%. This rate corresponds to an effective tax rate of 0.4% in 2004. The increase in our effective tax rate versus the prior year is due largely to increased tax contingencies relating to certain historic tax positions and changes in our international legal entity and debt structure, partially offset by the reversal of valuation allowances. The reversal of the valuation allowances was due to improved profitability trends in Russia and a change to the Russia tax law that enables us to use a greater amount of our Russian NOLs.
RESULTS OF OPERATIONS — 2004
Volume

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Base volume	2%	2%	3%
Acquisitions	1%	0%	1%

Total Volume Change	3%	2%	4%

     Our full-year reported worldwide physical case volume increased three percent in 2004 versus 2003. Worldwide volume growth reflects increases in the U.S., Europe and Canada, partially offset by a flat performance in Mexico.

     In the U.S., volume increased by two percent in 2004 versus 2003, driven by a four percent increase in our cold-drink channel and a one percent increase in our take-home channel. During 2004, we had solid results in our convenience and gas segment and foodservice business segment, which consists of our on-premise and full-service vending account customers. From a brand perspective, Trademark Pepsi’s volume was down one percent for the year, due to declines in brand Pepsi and Pepsi Twist, partially offset by solid growth from our diet portfolio. Our non-carbonated soft drink portfolio increased 11% for the full year led by the introduction of Tropicana Juice Drinks and continued growth from Aquafina.
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
Net Revenues

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	2%	2%	3%
Net price per case impact (rate/mix)	3%	3%	1%
Acquisitions	0%	0%	1%
Currency translation	1%	0%	3%

Total Net Revenues Change	6%	5%	8%

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
Cost of Sales

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	2%	2%	3%
Cost per case impact	5%	5%	4%
Acquisitions	0%	0%	1%
Currency translation	1%	0%	3%

Total Cost of Sales Change	8%	7%	11%

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
Selling, Delivery and Administrative Expenses

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Cost impact	4%	4%	3%
Acquisitions	0%	0%	1%
Currency translation	1%	0%	2%

Total SD&A Change	5%	4%	6%

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
Income Tax Expense
     Bottling LLC is a limited liability company, taxable as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributable share of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on percentage ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our full-year effective tax rate for 2004 was 0.4%. This rate corresponds to an effective tax rate of 10.4% in 2003. The decrease in our effective tax rate versus the prior year is due largely to the lapping of an $11 million tax charge relating to a Canadian tax law change in the fourth quarter of 2003. Additionally, in 2004, we had the following significant tax items, which decreased our tax expense by approximately $44 million:
•	Mexico tax rate change — In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.

•	Tax reserves — During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $18 million tax benefit for the year.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
     Fiscal 2005 Compared with Fiscal 2004
     Net cash provided by operations increased by $99 million to $1,471 million in 2005. Increases in net cash provided by operations were driven primarily by higher profits and a higher mix of non-cash expenses.
     Net cash used for investments decreased by $82 million to $1,122 million, principally reflecting the lapping of our 2004 acquisitions, partially offset by higher capital spending.
     Net cash used for financing decreased by $967 million to $183 million driven primarily by the lapping of the repayment of our $1.0 billion note in February 2004, partially offset by lower net short term borrowings.
     Fiscal 2004 Compared with Fiscal 2003
     Net cash provided by operations grew by $178 million to $1,372 million in 2004. Increases in net cash provided by operations were driven by higher profits, lower pension contributions and working capital improvements, which include the lapping of a one-time payment in 2003 relating to the settlement of our New Jersey wage and hour litigation.
     Net cash used for investments decreased by $73 million to $1,204 million, principally reflecting less notes receivable from PBG and higher proceeds from sales of property, plant and equipment, partially offset by higher capital spending.
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
     We had available bank credit lines of approximately $435 million at December 31, 2005. These lines were used to support the general operating needs of our businesses. As of year-end 2005, we had $156 million outstanding under these lines of credit at a weighted-average interest rate of 4.33 percent. As of year-end 2004, we had available short-term bank credit lines of approximately $381 million and $77 million was outstanding under these lines of credit at a weighted-average interest rate of 3.72 percent.
     Certain of our other senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, our new secured debt should not be greater than 10% of our net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.

     We are in compliance with all debt covenants.
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Borrowings from our international credit facilities peaked at $234 million, reflecting payments for working capital requirements.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2005:

	Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$3,552	$592	$10	$1,300	$1,650
Capital lease obligations (2)	5	1	1	—	3
Operating leases (2)	230	50	73	43	64
Interest obligations (3)	876	175	310	192	199
Purchase obligations:
Raw material obligations (4)	212	84	120	8	—
Capital expenditure obligations (5)	58	58	—	—	—
Other obligations (6)	362	171	100	37	54
Other long-term liabilities (7)	20	6	8	3	3

Total	$5,315	$1,137	$622	$1,583	$1,973

(1)	See Note 9 in Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2)	See Note 10 in Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. Additionally, a portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We estimated our variable interest payment obligations by using the interest rate forward curve.

(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.

(5)	Represents commitments to suppliers under capital expenditure related contracts or purchase orders.

(6)	Represents “non-cancelable” agreements that specify fixed or minimum quantities, price arrangements and timing of payments. Also includes agreements that provide for termination penalty clauses.

(7)	Primarily relates to contractual obligations associated with non-compete contracts that resulted from business acquisitions. The table excludes other long-term liabilities included in our Consolidated Financial Statements, such as pension, postretirement and other non-contractual obligations. See Note 12 in Notes to Consolidated Financial Statements for a discussion of our future pension and postretirement contributions and corresponding expected benefit payments for years 2006 through 2015.
Off-Balance Sheet Arrangements
     PBG has a $500 million commercial paper program that is supported by a credit facility. The credit facility is guaranteed by us and expires in April 2009. There are certain financial covenants associated with this credit facility. PBG has used this credit facility to support its commercial paper program in 2005 and 2004. At December 31, 2005, PBG had $355 million in outstanding commercial paper with a weighted-average interest rate of 4.30%. At December 25, 2004, PBG had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%.
     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2005 and 2004, we made cash distributions to our owners totaling $181 million and $185 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.

Capital Expenditures
     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $709 million, $688 million and $635 million during 2005, 2004 and 2003, respectively.
Acquisitions
     In September 2005, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Charlotte, North Carolina (“Charlotte”). In connection with the acquisition, PBG contributed the business and certain net assets of Charlotte to Bottling LLC. The acquisition did not have a material impact on our Consolidated Financial Statements.
     As a result of the asset contribution of Charlotte from PBG, we have assigned $70 million to goodwill, $118 million to franchise rights and $12 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over ten years. The allocations of the purchase price for the acquisition are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition. The operating results of the acquisition are included in the accompanying Consolidated Financial Statements from its date of purchase. The acquisition was made to enable us to provide better service to our large retail customers. We expect the acquisition to reduce costs through economies of scale.
     During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:
•	Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

•	Seltzer and Rydholm, Inc. of Auburn, Maine in October

•	Phil Gaudreault et Fils Ltee of Quebec, Canada in November

•	Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November
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
     We intend to continue to pursue other acquisitions of independent PepsiCo bottlers, particularly in territories contiguous to our own, where they create value.
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
     Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. Our company policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 11 in Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.
     A sensitivity analysis has been prepared to determine the effects that market risk exposures may have on our financial instruments. We performed the sensitivity analyses for hypothetical changes in commodity prices, interest rates and foreign currency exchange rates and changes in our stock price on our unfunded deferred compensation liability. Information provided by these sensitivity analyses does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor were held constant. As a result, the reported changes in the values of some financial instruments that are affected by the sensitivity analyses are not matched with the offsetting changes in the values of the items that those instruments are designed to finance or hedge.
     Commodity Price Risk
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain commodities used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2006 and 2007, which establish our purchase prices within defined ranges. We estimate that a 10-percent decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $1 million and $10 million at December 31, 2005 and December 25, 2004, respectively.
     Interest Rate Risk
     Interest rate risk is present with both fixed and floating-rate debt. We use interest rate swaps to manage our interest expense risk. These instruments effectively change the interest rate of specific debt issuances. As a result, changes in interest rates on our variable debt would change our interest expense.
     We estimate that a 50-basis point increase in interest rates on our variable rate debt and cash equivalents with all other variables held constant would have resulted in an increase to net interest expense of $4 million in 2005 and $5 million in 2004.
     Foreign Currency Exchange Rate Risk
     In 2005, approximately 29 percent of our net revenues came from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, cash flows and financial condition. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.
     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations are usually reinvested locally.
     We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in our Canadian business. A 10-percent weaker U.S. dollar against the Canadian dollar, with all other variables held constant, would result in a decrease in the fair value of these contracts of $9 million and $10 million at December 31, 2005 and December 25, 2004, respectively.
     Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey is considered a highly inflationary economy for accounting purposes.
     Beginning in 2006, Turkey will no longer be considered highly inflationary, and will change its functional currency from the U.S. Dollar to the Turkish Lira. We do not expect any material impact on our consolidated financial statements as a result of Turkey’s change in functional currency.
     Unfunded Deferred Compensation Liability
     Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in certain other equity and fixed income investments. Employees participating in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.
     Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees’ accounts increase or decrease the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. Therefore, changes in compensation expense as a result of changes in PBG’s stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10-percent unfavorable change in PBG’s year-end stock price would have reduced the fair value from these commitments by $2 million in 2005 and 2004.
Cautionary Statements
     Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

•	material changes from expectations in the cost or availability of raw materials, ingredients or packaging materials;

•	limitations on the availability of water or obtaining water rights;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	changes in product category consumption;

•	unfavorable weather conditions in our markets;

•	an inability to meet projections for performance in newly acquired territories;

•	loss of business from a significant customer;

•	failure or inability to comply with laws and regulations;

•	changes in laws, regulations and industry guidelines governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;

•	litigation, other claims and negative publicity relating to alleged unhealthy properties of soft drinks;

•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	unforeseen economic and political changes;

•	possible recalls of our products;

•	interruptions of operations due to labor disagreements;

•	changes in our debt ratings;

•	material changes in expected interest and currency exchange rates and unfavorable market performance of PBG’s pension plan assets; and

•	an inability to achieve strategic business plan targets that could result in an intangible asset impairment charge.

Bottling Group, LLC
Consolidated Statements of Operations
in millions
Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
Net Revenues	$11,885	$10,906	$10,265
Cost of sales	6,253	5,656	5,215

Gross Profit	5,632	5,250	5,050

Selling, delivery and administrative expenses	4,625	4,285	4,089

Operating Income	1,007	965	961

Interest expense	187	166	177
Interest income	77	34	34
Other non-operating expenses, net	1	1	7
Minority interest	1	—	—

Income Before Income Taxes	895	832	811
Income tax expense	24	3	84

Income Before Cumulative Effect of Change in Accounting Principle	871	829	727
Cumulative effect of change in accounting principle, net of tax	—	—	6

Net Income	$871	$829	$721

See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Statements of Cash Flows
in millions
Fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003

	2005	2004	2003
Cash Flows—Operations
Net income	$871	$829	$721
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	615	580	556
Amortization	15	13	12
Deferred income taxes	(28)	(52)	63
Cumulative effect of change in accounting principle	—	—	6
Other non-cash charges and credits:
Defined benefit pension and postretirement expenses	109	88	77
Other non-cash charges and credits	83	62	78

Net other non-cash charges and credits	192	150	155
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	7	(53)	(23)
Inventories	(29)	(38)	4
Prepaid expenses and other current assets	(40)	(22)	6
Accounts payable and other current liabilities	2	97	(82)
Income taxes payable	8	(7)	(17)

Net change in operating working capital	(52)	(23)	(112)
Pension contributions	(77)	(83)	(162)
Other, net	(65)	(42)	(45)

Net Cash Provided by Operations	1,471	1,372	1,194

Cash Flows—Investments
Capital expenditures	(709)	(688)	(635)
Acquisitions of bottlers, net of cash acquired	(1)	(96)	(100)
Proceeds from sale of property, plant and equipment	20	22	10
Notes receivable from PBG, Inc., net	(436)	(442)	(552)
Other investing activities, net	4	—	—

Net Cash Used for Investments	(1,122)	(1,204)	(1,277)

Cash Flows—Financing
Short-term borrowings, net—three months or less	(3)	26	8
Proceeds from issuances of long-term debt	36	22	1,141
Payments of long-term debt	(35)	(1,013)	(27)
Distributions to owners	(181)	(185)	(97)

Net Cash (Used for) Provided by Financing	(183)	(1,150)	1,025

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	5	10

Net Increase (Decrease) in Cash and Cash Equivalents	169	(977)	952
Cash and Cash Equivalents—Beginning of Year	177	1,154	202

Cash and Cash Equivalents—End of Year	$346	$177	$1,154

Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities:
Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers	$—	$20	$146
Change in accounts payable related to capital expenditures	$(6)	$29	$10
See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Balance Sheets
in millions
December 31, 2005 and December 25, 2004

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$346	$177
Accounts receivable, less allowance of $51 in 2005 and $61 in 2004	1,186	1,204
Inventories	458	427
Prepaid expenses and other current assets	274	223
Total Current Assets	2,264	2,031

Property, plant and equipment, net	3,643	3,581
Other intangible assets, net	3,814	3,639
Goodwill	1,516	1,416
Notes receivable from PBG	2,384	1,948
Other assets	124	109

Total Assets	$13,745	$12,724

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,456	$1,423
Short-term borrowings	71	77
Current maturities of long-term debt	588	52

Total Current Liabilities	2,115	1,552

Long-term debt	2,943	3,495
Other liabilities	681	618
Deferred income taxes	422	436
Minority interest	3	3

Total Liabilities	6,164	6,104

Owners’ Equity
Owners’ net investment	7,990	7,068
Accumulated other comprehensive loss	(395)	(447)
Deferred compensation	(14)	(1)

Total Owners’ Equity	7,581	6,620

Total Liabilities and Owners’ Equity	$13,745	$12,724

See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Statements of Changes in Owners’ Equity
in millions
Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

			Accumulated
	Owners’		Other
	Net	Deferred	Comprehensive		Comprehensive
	Investment	Compensation	Loss	Total	Income
Balance at December 28, 2002	$5,782	$—	$(596)	$5,186
Comprehensive income:
Net income	721	—	—	721	$721
Currency translation adjustment	—	—	96	96	96
Minimum pension liability adjustment	—	—	(34)	(34)	(34)
Cash flow hedge adjustment	—	—	31	31	31

Total comprehensive income					$814

Cash distributions to owners	(97)	—	—	(97)
Non-cash distributions to owners	(4)	—	—	(4)
Stock compensation	7	(4)	—	3

Balance at December 27, 2003	6,409	(4)	(503)	5,902
Comprehensive income:
Net income	829	—	—	829	$829
Currency translation adjustment	—	—	91	91	91
Minimum pension liability adjustment	—	—	(29)	(29)	(29)
Cash flow hedge adjustment	—	—	(6)	(6)	(6)

Total comprehensive income					$885

Cash distributions to owners	(185)	—	—	(185)
Non-cash contributions from owners	17	—	—	17
Stock compensation	(2)	3	—	1

Balance at December 25, 2004	7,068	(1)	(447)	6,620

Comprehensive income:
Net income	871	—	—	871	$871
Currency translation adjustment	—	—	70	70	70
Minimum pension liability adjustment	—	—	(8)	(8)	(8)
Cash flow hedge adjustment	—	—	(10)	(10)	(10)

Total comprehensive income					$923

Cash distributions to owners	(181)	—	—	(181)
Non-cash contributions from owners	216	—	—	216
Stock compensation	16	(13)	—	3

Balance at December 31, 2005	$7,990	$(14)	$(395)	$7,581

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular dollars in millions
Note 1—Basis of Presentation
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
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.3% of Bottling LLC and PepsiCo owns the remaining 6.7% as of December 31, 2005.
     Certain reclassifications were made in our Consolidated Financial Statements to 2004 and 2003 amounts to conform to the 2005 presentation.
Note 2—Summary of Significant Accounting Policies
     Basis of Consolidation — The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.
     Fiscal Year — Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. In 2005, our fiscal year consisted of fifty-three weeks (the additional week was added to the fourth quarter). Fiscal years 2004 and 2003 consisted of fifty-two weeks. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks/17 weeks (FY 2005)	September, October, November and December
     Revenue Recognition — Revenue, net of sales returns, is recognized when our products are delivered or shipped to customers in accordance with the written sales terms. We offer certain sales incentives on a local and national level through various customer trade agreements designed to enhance the growth of our revenue. Customer trade agreements are accounted for as a reduction to our revenues.
     Customer trade agreements with our customers include payments for in-store displays, volume rebates, featured advertising and other growth incentives. A number of our customer trade agreements are based on quarterly and annual targets that generally do not exceed one year. Estimated amounts to be paid to our customers for trade agreements are based upon current performance, historical experience, forecasted volume and other performance criteria.
     Advertising and Marketing Costs — We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses. Advertising and marketing costs were $421 million, $426 million and $453 million in 2005, 2004 and 2003, respectively, before bottler incentives received from PepsiCo and other brand owners.

     Bottler Incentives — PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:
•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an adjustment to net revenues.
•	Advertising support represents agreed-upon funding to assist us for the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses.
     Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2005	2004	2003
Net revenues	$51	$22	$21
Cost of sales	604	559	561
Selling, delivery and administrative expenses	79	84	108

Total bottler incentives	$734	$665	$690

     Shipping and Handling Costs — Our shipping and handling costs are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1.5 billion, $1.6 billion and $1.4 billion in 2005, 2004 and 2003, respectively.
     Foreign Currency Gains and Losses — We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Beginning January 1, 2006, Turkey is no longer considered to be a highly inflationary economy for accounting purposes. We do not expect any material impact on our consolidated financial statements as a result of Turkey’s change in functional currency.
     Pension and Postretirement Medical Benefit Plans — PBG sponsors pension and other postretirement medical benefit plans in various forms covering substantially all employees who meet eligibility requirements. We account for PBG’s defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”
     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year (“measurement date”). The discount rate assumption used in our pension and postretirement medical benefit plans’ accounting is based on current interest rates for high-quality, long–term corporate debt as determined on each measurement date. In evaluating the expected rate of return on PBG’s assets for a given fiscal year, we consider both projected future returns of asset classes and the actual 10 to 15-year historic returns on asset classes in PBG’s pension investment portfolio, reflecting the weighted-average return of PBG’s asset allocation. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the pension benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

     Income Taxes — We are a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally will pay no U.S. federal or state income taxes. Our federal and state distributive shares of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.
     Cash Equivalents — Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.
     Allowance for Doubtful Accounts — A portion of our accounts receivable will not be collected due to bankruptcies and sales returns. Our accounting policy for the provision for doubtful accounts requires reserving an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customer accounts, and the overall market and economic conditions of our customers.
     Inventories — We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed on the first-in, first-out method.
     Property, Plant and Equipment — We state property, plant and equipment (“PP&E”) at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.
     Goodwill and Other Intangible Assets, net — Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.
     We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event). We measure impairment as the amount by which the carrying value exceeds its estimated fair value. Based upon our annual impairment analysis performed in the fourth quarter of 2005, the estimated fair values of our identified intangible assets with indefinite lives exceeded their carrying amounts.
     We evaluate goodwill on a country-by-country basis (“reporting unit”) for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon our annual impairment analysis in the fourth quarter of 2005, the estimated fair value of our reporting units exceeded their carrying value, and as a result, we did not need to proceed to the second step of the impairment test.
     Other identified intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of the intangible assets, we consider the nature and terms of the underlying agreements, the customer’s attrition rate, competitive environment and brand history, as applicable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.
     Financial Instruments and Risk Management — We use derivative instruments to hedge against the risk of adverse movements associated with commodity prices, interest rates and foreign currency. Our policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.
     All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). The derivative’s gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item.
     If a fair value or cash flow hedge were to cease to qualify for hedge accounting or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. Amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.
     We also may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings (“natural hedge”). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.
     Stock-Based Employee Compensation — We measure stock-based compensation expense using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense for PBG stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant PBG stock options at fair value on the date of grant. As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” If we had measured compensation cost for the stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

	Fiscal Year Ended
	2005	2004	2003
Net income:
As reported	$871	$829	$721
Add: Total stock-based employee compensation expense included in reported net income	1	—	4
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(64)	(65)	(74)

Pro forma	$808	$764	$651

     Pro forma compensation cost measured for equity awards granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.
     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the weighted-average assumption for options granted in the following years:

	2005	2004	2003
Risk-free interest rate	4.1%	3.2%	2.9%
Expected life	5.8 years	6.0 years	6.0 years
Expected volatility	28%	35%	37%
Expected dividend yield	1.10%	0.68%	0.17%

     SFAS No. 123R
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require us to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123R eliminates the alternative use of Accounting Principles Board (“APB”) No. 25’s intrinsic-value method of accounting for awards. In fiscal year 2005 and earlier, the Company accounted for stock options according to the provisions of APB No. 25 and related interpretations, and accordingly no compensation expense was required.
     The Company will adopt SFAS 123R in the first quarter of 2006 by using the modified prospective approach. Under this method, we will recognize compensation expense for all share-based payments over the vesting period based on their grant-date fair value. Measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of the date of adoption, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Prior periods will not be restated. Currently, the Company uses the Black-Scholes-Merton option-pricing model to estimate the value of stock options granted to employees in its pro forma disclosure and plans to continue to use this method upon adoption of SFAS 123R.
     The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding at the date of adoption. We expect the adoption of SFAS 123R to result in a seven percentage point reduction in our operating income.
     Commitments and Contingencies — We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.
     New Accounting Standards
     SFAS No. 123R
     See discussion in “Stock-Based Employee Compensation” above.
     FASB Interpretation No. 47
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. This standard did not have a material impact on our Consolidated Financial Statements.
     SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our Consolidated Financial Statements.

     Emerging Issues Task Force (“EITF”) Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”
     The EITF reached a consensus on Issue No. 02-16 in 2003, addressing the recognition and income statement classification of various cash consideration received from a vendor. In accordance with EITF Issue No. 02-16, we have reclassified certain bottler incentives from revenue and selling, delivery and administrative expenses to cost of sales beginning in 2003. During 2003, we recorded a transition adjustment of $6 million, net of taxes of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances.
     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, would have been as follows:

	Fiscal Year Ended
	December	December	December
	31, 2005	25, 2004	27, 2003
Net income:
As reported	$871	$829	$721
Pro forma	$871	$829	$727
Note 3—Inventories

	2005	2004
Raw materials and supplies	$173	$159
Finished goods	285	268

	$458	$427

Note 4—Prepaid Expenses and Other Current Assets

	2005	2004
Prepaid expenses	$226	$183
Other assets	48	40

	$274	$223

Note 5—Accounts Receivable

	2005	2004
Trade accounts receivable	$1,018	$1,056
Allowance for doubtful accounts	(51)	(61)
Accounts receivable from PepsiCo	143	150
Other receivables	76	59

	$1,186	$1,204

Note 6—Property, Plant and Equipment, net

	2005	2004
Land	$277	$257
Buildings and improvements	1,299	1,263
Manufacturing and distribution equipment	3,425	3,289
Marketing equipment	2,334	2,237
Other	171	177

	7,506	7,223
Accumulated depreciation	(3,863)	(3,642)

	$3,643	$3,581

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements	20-33 years
Manufacturing and distribution equipment	2-15 years
Marketing equipment	3-7 years
Note 7 — Other Intangible Assets, net and Goodwill

	2005	2004
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$53	$46
Franchise/distribution rights	46	44
Other identified intangibles	39	30

	138	120

Accumulated amortization:
Customer relationships and lists	(9)	(6)
Franchise/distribution rights	(22)	(15)
Other identified intangibles	(18)	(16)

	(49)	(37)

Intangibles subject to amortization, net	89	83

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,093	2,958
Distribution rights	302	288
Trademarks	218	208
Other identified intangibles	112	102

Intangibles not subject to amortization	3,725	3,556

Total other intangible assets, net	$3,814	$3,639

Goodwill	$1,516	$1,416

     In 2005, total other intangible assets, net and goodwill increased by approximately $275 million due to the following:

		Other
		Intangible
	Goodwill	Assets, net	Total
Balance at December 25, 2004	$1,416	$3,639	$5,055
Purchase price allocations relating to recent acquisitions	72	127	199
Impact of foreign currency translation	28	49	77
Increase in pension asset	—	14	14
Amortization of intangible assets	—	(15)	(15)

Balance at December 31, 2005	$1,516	$3,814	$5,330

     In 2004, total other intangible assets, net and goodwill increased by approximately $107 million due to the following:

		Other
		Intangible
	Goodwill	Assets, net	Total
Balance at December 27, 2003	$1,386	$3,562	$4,948
Purchase price allocations relating to recent acquisitions	9	65	74
Impact of foreign currency translation	21	31	52
Intangible asset impairment charge	—	(9)	(9)
Increase in pension asset	—	3	3
Amortization of intangible assets	—	(13)	(13)

Balance at December 25, 2004	$1,416	$3,639	$5,055

     During the fourth quarter of 2004 we recorded a $9 million non-cash impairment charge ($6 million net of tax) in selling, delivery and administrative expenses relating to our re-evaluation of the fair value of our franchise licensing agreement for the Squirt trademark in Mexico, as a result of a change in its estimated accounting life. The franchise licensing agreements for the Squirt trademark were considered to have an indefinite life and granted The Pepsi Bottling Group Mexico S.R.L. (“PBG Mexico”) the exclusive right to produce, sell and distribute beverages under the Squirt trademark in certain territories of Mexico. In December 2004, Cadbury Bebidas, S.A. de C.V. (“Cadbury Mexico”), the owner of the Squirt trademark, sent PBG Mexico notices that purportedly terminated the Squirt licenses for these territories effective January 15, 2005. PBG Mexico believes that these licenses continue to be in effect and that Cadbury Mexico has no legally supportable basis to terminate the licenses. However, as a result of these unanticipated actions, PBG Mexico was no longer certain that it will have the right to distribute Squirt in Mexico after certain of its contractual rights expire in 2015. Accordingly, we have concluded that the franchise rights relating to the Squirt trademark should no longer be considered to have an indefinite life, but should be treated as having a 10-year life for accounting purposes. Due to the reduction in the useful life of these franchise rights, we wrote the carrying value of the Squirt franchise rights down to its current estimated fair value in 2004. The remaining carrying value will be amortized over the estimated useful life of 10 years.
     We measured the fair value of Squirt’s franchise rights using a multi-period excess earnings method, which was based upon estimated discounted future cash flows for 10 years. We deducted a contributory charge from our net after-tax cash flows for the economic return attributable to the working capital and property, plant and equipment, for Squirt’s franchise rights. The net discounted cash flows in excess of the fair returns on these assets represent the fair value of the Squirt franchise rights.
     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $15 million, $13 million and $12 million in 2005, 2004 and 2003, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-	Estimated Aggregate Amortization Expense to be Incurred
	Average
	Amortization	Fiscal Year Ending
	Period	2006	2007	2008	2009	2010
Customer relationships and lists	18 years	$3	$3	$3	$3	$3
Franchise/distribution rights	7 years	$5	$3	$2	$2	$2
Other identified intangibles	8 years	$5	$4	$3	$2	$1
Note 8—Accounts Payable and Other Current Liabilities

	2005	2004
Accounts payable	$501	$493
Trade incentives	185	201
Accrued compensation and benefits	211	222
Other accrued taxes	123	117
Accrued interest	42	38
Accounts payable to PepsiCo	176	144
Other current liabilities	218	208

	$1,456	$1,423

Note 9—Short-term Borrowings and Long-term Debt

	2005	2004
Short-term borrowings
Current maturities of long-term debt	$593	$52
SFAS No. 133 adjustment (1)	(4)	—
Unamortized discount, net	(1)	—

Current maturities of long-term debt, net	588	52
Other short-term borrowings	71	77

	$659	$129

Long-term debt
2.45% (3.28% effective rate) (2) senior notes due 2006	$500	$500
5.63% (5.68% effective rate) (2) senior notes due 2009	1,300	1,300
4.63% (4.57% effective rate) senior notes due 2012	1,000	1,000
5.00% (5.15% effective rate) senior notes due 2013	400	400
4.13% (4.35% effective rate) senior notes due 2015	250	250
Other (average rate 4.29%)	107	107

	3,557	3,557
SFAS No. 133 adjustment (1)	(19)	(4)
Unamortized discount, net	(7)	(6)
Current maturities of long-term debt, net	(588)	(52)

	$2,943	$3,495

(1)	In accordance with the requirements of SFAS No. 133, the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a SFAS No. 133 fair value adjustment representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

(2)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2005.
     Maturities of long-term debt as of December 31, 2005 are as follows: 2006: $593 million, 2007: $11 million, 2008: $0 million, 2009: $1,300 million, 2010: $0 million and thereafter, $1,653 million. The maturities of long-term debt do not include the non-cash impact of the SFAS No. 133 adjustment and the interest effect of the unamortized discount.
     Our $1.3 billion of 5.63 percent senior notes due in 2009 and our $1.0 billion of 4.63 percent senior notes due in 2012 are guaranteed by PepsiCo.
     We had available bank credit lines of approximately $435 million at December 31, 2005. These lines were used to support the general operating needs of our businesses. As of year-end 2005, we had $156 million outstanding under these lines of credit at a weighted-average interest rate of 4.33 percent. As of year-end 2004, we had available short-term bank credit lines of approximately $381 million and $77 million was outstanding under these lines of credit at a weighted-average interest rate of 3.72 percent.
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
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. Outside the U.S., borrowings from our international credit facilities peaked at $234 million, reflecting payments for working capital requirements.
     Amounts paid to non-related third parties for interest, net of cash received from our interest rate swaps, was $172 million, $163 million and $173 million in 2005, 2004 and 2003, respectively.
     At December 31, 2005, we have outstanding letters of credit, bank guarantees and surety bonds from financial institutions valued at $40 million.
Note 10—Leases
     We have non-cancelable commitments under both capital and long-term operating leases, which consist principally of buildings, office equipment and machinery. Certain of our operating leases for our buildings contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.
     At December 31, 2005, the present value of minimum payments under capital leases was $5 million, after deducting $1 million for imputed interest. We plan to receive $5 million of sublease income for the periods 2006 through 2013.
     Our future minimum commitments under non-cancelable leases as of December 31, 2005 are set forth below:

	Leases
Future Minimum Rental Payments	Capital	Operating

2006	$1	$50
2007	1	42
2008	—	31
2009	—	24
2010	—	19
Thereafter	3	64

Total	$5	$230

     Components of rental expense under operating leases:

Rental Expense	2005	2004	2003

Minimum rentals	$90	$77	$71
Sublease rental income	(2)	(2)	(2)

Total	$88	$75	$69

Note 11—Financial Instruments and Risk Management
     Cash Flow Hedges — We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of aluminum and fuel used in our operations. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.
     We are subject to foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. Beginning in 2004, we entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

     We have also entered into several treasury rate lock agreements to hedge against adverse interest rate changes on certain debt financing arrangements.
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
     The following summarizes activity in accumulated other comprehensive loss (“AOCL”) related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

Before
Year ended December 31, 2005	Taxes

Accumulated net gains as of December 25, 2004	$17
Net changes in the fair value of cash flow hedges	5
Net gains reclassified from AOCL into earnings	(17)

Accumulated net gains as of December 31, 2005	$5

Before
Year ended December 25, 2004	Taxes

Accumulated net gains as of December 27, 2003	$23
Net changes in the fair value of cash flow hedges	29
Net gains reclassified from AOCL into earnings	(35)

Accumulated net gains as of December 25, 2004	$17

     Assuming no change in the commodity prices and foreign currency rates as measured on December 31, 2005, $2 million of deferred loss will be recognized in earnings over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2005, 2004 or 2003.
     Fair Value Hedges — We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $800 million of our senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100 percent effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swaps was a decrease of $15 million and $7 million in 2005 and 2004, respectively. In 2005, the current portion of the fair value change of our swaps and debt has been recorded in accounts payable and other current liabilities and current maturities of long-term debt in our Consolidated Balance Sheets. The long-term portion of the change in 2005 has been recorded in other liabilities and long-term debt. In 2004, the fair value change of our swaps and debt has been recorded in other liabilities and long-term debt in our Consolidated Balance Sheets.
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in other equity and fixed-income investments. Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive.

Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.
     Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees’ accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. At December 31, 2005, we had a prepaid forward contract for 710,000 of PBG shares at a price of $29.34, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 31, 2005, of $20 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in PBG’s stock price compared with the contract exercise price. We recognized $1 million in income in 2005 and $2 million in income in 2004, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is classified as selling, delivery and administrative expenses.
     Other Financial Assets and Liabilities — Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.
     Long-term debt at December 31, 2005, had a carrying value and fair value of $3.6 billion, and at December 25, 2004, had a carrying value and fair value of $3.5 billion and $3.6 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
Note 12—Pension and Postretirement Medical Benefit Plans
     Pension Benefits
     Our U.S. employees participate in PBG’s noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of PBG’s qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.
     Nearly all of our U.S. employees are also eligible to participate in PBG’s 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4 percent of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4 percent of the participant’s pay.

	Pension
Components of U.S. pension expense:	2005	2004	2003
Service cost	$46	$43	$37
Interest cost	75	69	63
Expected return on plan assets — (income)	(90)	(83)	(67)
Amortization of prior service amendments	7	7	6
Amortization of net loss	30	25	13
Special termination benefits	9	—	—

Net pension expense for the defined benefit plans	$77	$61	$52

Defined contribution plans expense	$20	$19	$19

Total pension expense recognized in the Consolidated Statements of Operations	$97	$80	$71

Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to our U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing. In 2004, we merged our long-term disability medical plan with our postretirement medical plan. PBG’s long-term disability medical plan was amended to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants receiving benefits before January 1, 2005 remain eligible under the existing benefits program which does not limit benefits to a two-year period. The liabilities and respective costs associated with these participants have been added to our postretirement medical plan.

	Postretirement
Components of U.S. postretirement benefits expense:	2005	2004	2003
Service cost	$3	$4	$3
Interest cost	22	18	19
Amortization of net loss	8	6	5
Amortization of prior service amendments	(1)	(1)	(2)

Net postretirement benefits expense recognized in the Consolidated Statements of Operations	$32	$27	$25

Changes in the Projected Benefit Obligations

	Pension		Postretirement
	2005	2004	2005	2004
Obligation at beginning of year	$1,252	$1,129	$379	$312
Service cost	46	43	3	4
Interest cost	75	69	22	18
Plan amendments	21	11	8	—
Actuarial (gain)/loss	91	48	(1)	19
Benefit payments	(54)	(46)	(27)	(22)
Special termination benefits	9	—	—	—
LTD medical merger	—	—	—	62
Gain due to Medicare subsidy	—	—	—	(14)
Transfers	(1)	(2)	—	—

Obligation at end of year	$1,439	$1,252	$384	$379

Changes in the Fair Value of Assets

	Pension		Postretirement
	2005	2004	2005	2004
Fair value at beginning of year	$1,025	$809	$—	$—
Actual return on plan assets	135	101	—	—
Transfers	(1)	(2)	—	—
Employer contributions	44	163	27	22
Benefit payments	(54)	(46)	(27)	(22)

Fair value at end of year	$1,149	$1,025	$—	$—

Additional Plan Information

	Pension		Postretirement
	2005	2004	2005	2004
Projected benefit obligation	$1,439	$1,252	$384	$379
Accumulated benefit obligation	$1,330	$1,150	$384	$379
Fair value of plan assets (1)	$1,190	$1,033	$—	$—

(1)	Includes fourth quarter employer contributions.
     The accumulated and projected obligations for all plans exceed the fair value of assets.
Funded Status Recognized on the Consolidated Balance Sheets

	Pension		Postretirement
	2005	2004	2005	2004
Funded status at end of year	$(290)	$(227)	$(384)	$(379)
Unrecognized prior service cost	64	50	2	(6)
Unrecognized loss	474	458	137	145
Fourth quarter employer contribution	41	8	6	8

Net amounts recognized	$289	$289	$(239)	$(232)

Net Amounts Recognized in the Consolidated Balance Sheets

	Pension		Postretirement
	2005	2004	2005	2004
Other liabilities	$(158)	$(136)	$(239)	$(232)
Intangible assets	64	50	—	—
Accumulated other comprehensive loss	383	375	—	—

Net amounts recognized	$289	$289	$(239)	$(232)

Increase in minimum liability included in accumulated other comprehensive loss in Owners’ Equity	$8	$29	$—	$—

     At December 31, 2005 and December 25, 2004, the accumulated benefit obligation of PBG’s U.S. pension plans exceeded the fair market value of the plan assets resulting in the recognition of the unfunded liability as a minimum balance sheet liability. As a result of this additional liability, our intangible asset increased by $14 million to $64 million in 2005, which equals the amount of unrecognized prior service cost in our plans. The remainder of the liability that exceeded the unrecognized prior service cost was recognized as an increase to accumulated other comprehensive loss of $8 million and $29 million in 2005 and 2004, respectively, in our Consolidated Statements of Changes in Owners’ Equity.

Assumptions
     The weighted-average assumptions used to measure net expense for years ended:

	Pension			Postretirement
	2005	2004	2003	2005	2004	2003
Discount rate	6.15%	6.25%	6.75%	6.15%	6.25%	6.75%
Expected return on plan assets (1)	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.60%	4.20%	4.34%	3.60%	4.20%	4.34%

(1)	Expected return on plan assets is presented after administration expenses.
     The weighted-average assumptions used to measure the benefit liability as of the end of the year were as follows:

	Pension		Postretirement
	2005	2004	2005	2004
Discount rate	5.80%	6.15%	5.55%	6.15%
Rate of compensation increase	3.53%	3.60%	3.53%	3.60%
     We have evaluated these assumptions with our actuarial advisors and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.
Funding and Plan Assets

Asset Category	Allocation Percentage
	Target	Actual	Actual
	2006	2005	2004
Equity securities	75%	76%	75%
Debt securities	25%	24%	25%
     The table above shows the target allocation and actual allocation. PBG’s target allocations of the plan assets reflect the long-term nature of our pension liabilities. None of the assets are invested directly in debt instruments issued by Bottling LLC, PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. The plan’s equity investments are diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). The plan’s fixed income investments are also diversified and consist of both corporate and U.S. government bonds. We currently do not invest directly into any derivative investments. The plan’s assets are held in a pension trust account at our trustee’s bank.
     PBG’s pension investment policy and strategy are mandated by PBG’s Pension Investment Committee (“PIC”) and are overseen by the PBG Board of Directors’ Compensation and Management Development Committee. The plan’s assets are invested using a combination of enhanced and passive indexing strategies. The performance of the plan’s assets is benchmarked against market indices and reviewed by the PIC. Changes in investment strategies, asset allocations and specific investments are approved by the PIC prior to execution.
     Health Care Cost Trend Rates
     We have assumed an average increase of 9.0 percent in 2006 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.0 percent in 2013 and thereafter.
     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1%	1%
	Increase	Decrease
Effect on total fiscal year 2005 service and interest cost components	$1	$(1)
Effect on the fiscal year 2005 accumulated postretirement benefit obligation	$7	$(7)
     On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The prescription drug benefits currently provided to all our Medicare-eligible retirees would be considered actuarially equivalent to the benefit provided under the Act based on the guidance issued by the Centers for Medicare & Medicaid Services.
     For the years ended 2005 and 2004, the net periodic postretirement medical benefits cost decreased by $1.7 million and $1.1 million, respectively as a result of the Act.
     In addition, the Obligation (accumulated projected benefit obligation) as of year end 2005 and 2004 decreased by $14.8 million and $14.3 million, respectively as a result of the Act.
     There were no changes in estimates of participation or per-capita claims costs as a result of the Act.
     Pension and Postretirement Cash Flow
     Our contributions are made in accordance with applicable tax regulations that provide us and our owners with current tax deductions for our contributions and for taxation to the employee when the benefits are received. We do not fund PBG’s pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total pension liabilities at December 31, 2005, $52 million relates to plans not funded due to these unfavorable tax consequences.

Employer Contributions to U.S. Plans	Pension	Postretirement
2004	$81	$22
2005	$77	$27
2006 (expected)	$56	$28
     Our 2006 expected contributions are intended to meet or exceed the IRS minimum requirements and provide us with current tax deductions.
     Expected Benefit Payments
     The expected benefit payments made from PBG’s pension and postretirement medical plans (with and without the subsidy received from the Act) to our participants over the next ten years are as follows:

	Pension	Postretirement
		Including	Excluding
		Medicare	Medicare
Expected Benefit Payments		Subsidy	Subsidy
2006	$55	$27	$28
2007	$60	$26	$27
2008	$65	$26	$28
2009	$69	$27	$28
2010	$75	$27	$28
2011 to 2015	$483	$136	$142

Note 13—Stock-Based Compensation Plans
     Under our stock-based long-term incentive compensation plans (“incentive plan”) we grant non-qualified PBG stock options to certain employees, including middle and senior management. We also grant PBG restricted stock and restricted stock units to certain senior executives.
     Beginning in 2006, under our incentive plans an equal mix of PBG stock options and restricted stock units will be granted to middle and senior management employees.
     Restricted Stock and Restricted Stock Units
     PBG restricted stock and restricted stock units granted to employees have vesting periods that range from two to five years. In addition, PBG restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. All restricted stock and restricted stock unit awards are settled in shares of PBG common stock.
     Upon issuance of PBG restricted stock or restricted stock units, unearned compensation is recognized within owners’ equity for the cost of the stock or units. The unearned compensation is recognized as compensation expense ratably over the vesting period of the award.
     The following table summarizes restricted stock and restricted stock unit activity for the years ended 2005, 2004, and 2003:

	Restricted Stock			Restricted Stock Units
	Granted	Weighted	Outstanding	Granted	Weighted	Outstanding
	during the	-Average	at year	during the	-Average	at year
	year	Grant Price	end	year	Grant Price	end

2005	—	—	352,000	533,000	$28.12	533,000
2004	45,000	$24.25	394,000	—	—	—
2003	349,000	$23.48	349,000	—	—	—
     Stock Options
     PBG options granted in 2005, 2004 and 2003 had exercise prices ranging from $27.75 per share to $29.75 per share, $24.25 per share to $30.25 per share and $18.25 per share to $25.50 per share, respectively, expire in 10 years and generally become exercisable 25 percent after one year, an additional 25 percent after two years, and the remainder after three years. We measure the fair value of PBG options on the date of grant using the Black-Scholes-Merton option-pricing model.
     The following table summarizes option activity during 2005:

		Weighted
		-Average
		Exercise
Options in millions	Options	Price
Outstanding at beginning of year	38.4	$20.35
Granted	7.9	$28.24
Exercised	(6.8)	$15.93
Forfeited	(1.4)	$26.61

Outstanding at end of year	38.1	$22.54

Exercisable at end of year	22.7	$19.08

Weighted-average fair value of options granted during the year		$8.68

     The following table summarizes option activity during 2004:

		Weighted
		-Average
		Exercise
Options in millions	Options	Price
Outstanding at beginning of year	41.3	$17.19
Granted	7.1	$29.54
Exercised	(9.3)	$12.86
Forfeited	(0.7)	$25.38

Outstanding at end of year	38.4	$20.35

Exercisable at end of year	23.4	$16.43

Weighted-average fair value of options granted during the year		$10.81

     The following table summarizes option activity during 2003:

		Weighted
		-Average
		Exercise
Options in millions	Options	Price
Outstanding at beginning of year	37.4	$15.53
Granted	8.1	$23.27
Exercised	(3.1)	$11.27
Forfeited	(1.1)	$22.44

Outstanding at end of year	41.3	$17.19

Exercisable at end of year	26.9	$13.93

Weighted-average fair value of options granted during the year		$9.29

     Stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Options in millions
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life In Years	Price	Options	Price
$9.38-$11.49	3.1	4.25	$9.39	3.1	$9.39
$11.50-$15.88	4.9	3.36	$11.75	4.9	$11.75
$15.89-$22.50	5.9	5.37	$20.52	5.7	$20.57
$22.51-$28.24	10.6	6.90	$24.38	7.4	$24.57
$28.25-$30.25	13.6	8.78	$28.85	1.6	$29.51

	38.1	6.66	$22.54	22.7	$19.08

Note 14—Income Taxes
     We are a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pay no U.S. federal or state income taxes. Our federal and state distributive shares of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions.
     The details of our income tax provision are set forth below:

	2005	2004	2003
Current:
Federal	$1	$17	$7
Foreign	26	35	12
State	3	2	1

	30	54	20

Deferred:
Federal	(12)	(3)	25
Foreign	(19)	(22)	26
State	3	—	2

	(28)	(25)	53

	2	29	73
International legal entity/debt restructuring	22	—	—
Rate change (benefit)/expense	—	(26)	11
Cumulative effect of change in accounting principle	—	—	(1)

	$24	$3	$83

     In 2005, our tax provision includes increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:
•	Valuation allowances — In the fourth quarter, we reversed valuation allowances resulting in a $19 million tax benefit. This reversal was due to improved profitability trends in Russia and a change to the Russia tax law that enables us to use a greater amount of our Russian net operating losses (“NOLs”).

•	International legal entity/debt restructuring – In the fourth quarter, we completed the reorganization of our international legal entity and debt structure to allow for more efficient cash mobilization, to reduce taxable foreign exchange risks and to reduce potential future tax costs. This reorganization resulted in a $22 million tax charge.
     In 2004, we had the following significant tax items, which decreased our tax expense by approximately $44 million:
•	Mexico tax rate change — In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.

•	Tax reserves — During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $18 million tax benefit for the year.
     Our 2003 income tax provision includes an increase in income tax expense of $11 million due to enacted tax rate changes in Canada during the 2003 tax year.
     Our U.S. and foreign income before income taxes is set forth below:

	2005	2004	2003
U.S.	$770	$693	$684
Foreign	125	139	127

Income before income taxes and cumulative effect of change in accounting principle	$895	$832	$811
Cumulative effect of change in accounting principle	—	—	(7)

	$895	$832	$804

     Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

	2005	2004	2003
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
Income taxable to owners	(27.9)	(25.4)	(23.4)
State income tax, net of federal tax benefit	0.7	0.2	0.3
Impact of foreign results	(3.9)	(8.6)	(10.1)
Change in valuation allowances, net	(3.9)	2.9	4.5
Nondeductible expenses	1.5	1.6	1.5
International tax audit settlements, net	—	(2.2)	—
Other, net	(1.2)	(0.1)	1.2

	0.3	3.4	9.0
Rate change (benefit)/expense	—	(3.0)	1.4
International legal entity/debt restructuring reserve	2.4	—	—

Total effective income tax rate before cumulative effect of change in accounting principle	2.7%	0.4%	10.4%

Total effective income tax rate	2.7%	0.4%	10.4%

     The details of our 2005 and 2004 deferred tax liabilities (assets) are set forth below:

	2005	2004
Intangible assets and property, plant and equipment	$447	$437
Other	82	98

Gross deferred tax liabilities	529	535

NOL carryforwards	(276)	(342)
Employee benefit obligations	(19)	(12)
Bad debt	(2)	—
Various liabilities and other	(46)	(61)

Gross deferred tax assets	(343)	(415)
Deferred tax asset valuation allowance	222	305

Net deferred tax assets	(121)	(110)

Net deferred tax liability	$408	$425

Consolidated Balance Sheets Classification
Prepaid expenses and other current assets	$(17)	$(11)
Other assets	(14)	—
Accounts payable and other current liabilities	17	—
Deferred income taxes	422	436

	$408	$425

     We have NOL carryforwards totaling $950 million at December 31, 2005, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these NOL carryforwards, $3 million expire in 2006 and $947 million expire at various times between 2007 and 2025. At December 31, 2005, we have tax credit carryforwards in the U.S. of $4 million with an indefinite carryforward period and in Mexico of $14 million, which expire at various times between 2009 and 2015.
     We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, decreased by $83 million in 2005 and increased by $34 million in 2004, respectively.
     Approximately $17 million of our valuation allowance relating to our deferred tax assets at December 31, 2005 would be applied to reduce goodwill if reversed in future periods.
     Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable. These undistributed earnings and profits of investments in foreign subsidiaries that are essentially permanent in duration are approximately $564 million at December 31, 2005.
     Income taxes receivable from taxing authorities were $29 million and $39 million at December 31, 2005 and December 25, 2004, respectively. Such amounts are recorded within prepaid expenses and other current assets and other long-term assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $13 million at December 31, 2005 and at December 25, 2004. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.
     Income taxes receivable from related parties were $4 million and $5 million at December 31, 2005 and December 25, 2004, respectively. Such amounts are recorded within accounts receivable in our Consolidated Balance Sheets. Amounts paid to taxing authorities and related parties for income taxes were $43 million, $63 million and $37 million in 2005, 2004 and 2003, respectively.

Note 15—Geographic Data
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.

	Net Revenues
	2005	2004	2003
U.S.	$8,438	$7,818	$7,406
Mexico	1,177	1,071	1,105
Other countries	2,270	2,017	1,754

	$11,885	$10,906	$10,265

	Long-Lived Assets
	2005	2004
U.S.	$8,498	$7,814
Mexico	1,478	1,435
Other countries	1,505	1,444

	$11,481	$10,693

Note 16—Related Party Transactions
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
     PBG has entered into a number of agreements with PepsiCo since its initial public offering. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. Accordingly, set forth below are the most significant agreements that govern our relationship with PepsiCo:
(1)	The master bottling agreement for cola beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks in the United States; master bottling agreements and distribution agreements for non-cola products in the United States; and a master fountain syrup agreement in the United States;

(2)	Agreements similar to the master bottling agreement and the non-cola agreements for each country in which we operate, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement for Canada, similar to the master syrup agreement;

(3)	A shared services agreement where we obtain various services from PepsiCo, which includes services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service; and

(4)	Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the date of our initial public offering.
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

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

	2005	2004	2003
Net revenues:
Bottler incentives (a)	$51	$22	$21

Cost of sales:
Purchases of concentrate and finished products, and Aquafina royalty fees (b)	$(2,993)	$(2,741)	$(2,527)
Bottler incentives (a)	559	522	527
Manufacturing and distribution service reimbursements (c)	—	—	6

	$(2,434)	$(2,219)	$(1,994)

Selling, delivery and administrative expenses:
Bottler incentives (a)	$78	$82	$98
Fountain service fee (d)	183	180	200
Frito-Lay purchases (e)	(144)	(75)	(51)
Shared services (f):
Shared services expense	(69)	(68)	(72)
Shared services revenue	8	10	10

Net shared services	(61)	(58)	(62)

HFCS (h)	23	—	—

	$79	$129	$185

Income tax benefit (g)	$3	$10	$7

     (a) Bottler Incentives and Other Arrangements — In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in revenue or selling, delivery and administrative expenses. Changes in our bottler incentives and funding levels could materially affect our business and financial results.
     (b) Purchase of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. In February 2005, PepsiCo increased the price of U.S. concentrate by two percent. PepsiCo has recently announced a further increase of approximately two percent, effective February 2006. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.
     (c) Manufacturing and Distribution Service Reimbursements — In 2003, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products.
     (d) Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses.

     (e) Frito-Lay Purchases — We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid to PepsiCo for these transactions are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (f) Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (g) Income Tax Benefit — Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these periods.
     (h) High Fructose Corn Syrup (“HFCS”) Settlement — On June 28, 2005, Bottling Group LLC and PepsiCo entered into a settlement agreement related to the allocation of certain proceeds from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Class Period”). Certain of the bottling entities owned by PepsiCo were transferred to PBG when PepsiCo formed PBG in 1999 (the “PepsiCo Bottling Entities”). Under the settlement agreement with PepsiCo, the Company ultimately received 45.8 percent (or approximately $23 million) of the total recovery related to HFCS purchases by PepsiCo Bottling Entities during the Class Period.
     We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.
     We paid PepsiCo $1 million and $3 million during 2004 and 2003, respectively, for distribution rights relating to the SoBe brand in certain PBG-owned territories in the U.S. and Canada.
     As of December 31, 2005 and December 25, 2004, the receivables from PepsiCo and its affiliates were $143 million and $150 million, respectively. These balances are shown as part of accounts receivable in our Consolidated Financial Statements. The payables to PepsiCo and its affiliates were $176 million and $144 million, respectively. These balances are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.
     PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 31, 2005, PBG owned approximately 93.3% of our equity.
     Beginning in 2002, PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2005 and 2004 were $106 million and $110 million, respectively.
     We have loaned PBG $436 million and $442 million during 2005 and 2004, respectively, net of repayments. During 2005, these loans were made through a series of 1-year notes, with interest rates ranging from 3.1% to 5.4%. Total intercompany loans owed to us from PBG at December 31, 2005 and December 25, 2004, were $2,384 million and $1,948 million, respectively. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $70 million and $28 million at December 31, 2005 and December 25, 2004, respectively, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
     Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $71 million, $30 million and $26 million, in 2005, 2004 and 2003, respectively.
     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.
     PBG has a $500 million commercial paper program that is supported by a credit facility which is guaranteed by us and expires in April 2009. There are certain financial covenants associated with these credit facilities. PBG has used this credit facility to support its commercial paper program in 2004 and 2003. At December 31, 2005, PBG had $355 million in outstanding commercial paper with a weighted-average interest rate of 4.30%. At December 25, 2004, PBG had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%.
     We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2005 and 2004, we made cash distributions to PBG and PepsiCo totaling $181 million and $185 million, respectively. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.
     One of our managing directors is an employee of PepsiCo and the other managing directors and officers are employees of PBG.
Note 17—Contingencies
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
Note 18—Acquisitions
     In September 2005, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Charlotte, North Carolina (“Charlotte”). In connection with the acquisition, PBG contributed the business and certain net assets of Charlotte to Bottling LLC. The acquisition did not have a material impact on our Consolidated Financial Statements.
     As a result of the asset contribution of Charlotte from PBG, we have assigned $70 million to goodwill, $118 million to franchise rights and $12 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over ten years. The allocations of the purchase price for the acquisition are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition. The operating results of the acquisition are included in the accompanying consolidated financial statements from its date of purchase. The acquisition was made to enable us to provide better service to our large retail customers. We expect the acquisition to reduce costs through economies of scale.
     During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:
•	Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

•	Seltzer and Rydholm, Inc. of Auburn, Maine in October

•	Phil Gaudreault et Fils Ltee of Quebec, Canada in November

•	Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November
     As a result of these acquisitions, we have assigned $5 million to goodwill, $66 million to franchise rights and $3 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five to ten years.
     During 2004, we also paid $1 million for the purchase of certain distribution rights relating to SoBe.

Note 19 — Accumulated Other Comprehensive Loss
     The year-end balances related to each component of accumulated other comprehensive loss were as follows:

	2005	2004	2003
Net currency translation adjustment	$(19)	$(89)	$(180)
Cash flow hedge adjustment (1)	7	17	23
Minimum pension liability adjustment	(383)	(375)	(346)

Accumulated other comprehensive loss	$(395)	$(447)	$(503)

(1)	Net of taxes of $2 million in 2005 and $0 million in 2004 and 2003.
Note 20—Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Full Year
Net revenues	$2,147	$2,862	$3,214	$3,662	$11,885
Gross profit	1,031	1,367	1,519	1,715	5,632
Operating income	119	293	392	203	1,007
Net income	88	252	355	176	871

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter(1), (2)	Full Year
Net revenues	$2,067	$2,675	$2,934	$3,230	$10,906
Gross profit	1,016	1,297	1,412	1,525	5,250
Operating income	136	273	360	196	965
Net income	97	225	324	183	829

(1)	Includes Mexico tax law change benefit of $26 million.

(2)	Includes a $9 million non-cash impairment charge ($6 million net of tax) relating to our re-evaluation of the fair value of our franchise licensing agreement for the Squirt trademark in Mexico.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Owners of
Bottling Group, LLC
Somers, New York
We have audited the accompanying consolidated balance sheet of Bottling Group, LLC and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in owners’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

New York, New York
February 24, 2006

Owners of
Bottling Group, LLC:
Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheet of Bottling Group, LLC and subsidiaries as of December 25, 2004, and the related consolidated statements of operations, cash flows, and changes in owners’ equity for each of the fiscal years in the two-year period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bottling Group, LLC and subsidiaries as of December 25, 2004, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
February 25, 2005

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
     Included in Item 7, Management’s Financial Review — Market Risks and Cautionary Statements.
Item 8.   Financial Statements and Supplementary Data
Included in Item 7, Management’s Financial Review — Financial Statements
     The financial statements of PBG, included in PBG’s Annual Report on Form 10-K and filed with the SEC on February 24, 2006, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A.   Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Bottling LLC’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, in timely alerting them to material information relating to Bottling LLC and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC.
Item 9B.   Other Information
     None.
PART III
Item 10.   Directors and Executive Officers of Bottling LLC
     The name, age and background of each of Bottling LLC’s Managing Directors is set forth below.
John T. Cahill, 48, is a Managing Director of Bottling LLC. He has also been PBG’s Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as PBG’s President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of PBG’s Board of Directors since January 1999 and served as PBG’s Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996. Mr. Cahill is also a director of the Colgate-Palmolive Company.
Steven M. Rapp, 52, is a Managing Director of Bottling LLC. He is also PBG’s Senior Vice President, General Counsel and Secretary. Appointed to this position in January 2005, Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.

Matthew M. McKenna, 55, is a Managing Director of Bottling LLC. He is also the Senior Vice President of Finance of PepsiCo. Previously he was Senior Vice President and Treasurer and before that, Senior Vice President, Taxes. Prior to joining PepsiCo in 1993 as Vice President, Taxes, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York.
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

Item 11.   Executive Compensation
     Summary of Cash and Certain Other Compensation. The following table provides information on compensation earned and stock options awarded for the years indicated by PBG to Bottling LLC’s Principal Executive Officer and the two other executive officers of Bottling LLC as of the end of the 2005 fiscal year in accordance with the rules of the Securities and Exchange Commission. These three individuals are referred to as the named executive officers.
Summary Compensation Table

						Long Term Compensation
		Annual Compensation				Awards			Payouts
						Restricted		Securities		All Other
Name and				Other Annual		Stock		Underlying	LTIP	Compensation
Principal Position	Year	Salary($)	Bonus($)	Compensation ($)		Awards/ Units ($)		Options (#)	Payouts ($)	($)
John T. Cahill	2005	$984,135	$1,828,125	$52,228	(1)	$5,000,000	(2)	621,239	$0	$8,589	(3)
Principal	2004	871,154	1,531,250	19,139		0		444,915	0	8,362
Executive Officer	2003	817,692	515,630	26,409		1,500,000	(4)	526,596	0	8,141

Alfred H. Drewes	2005	405,385	375,600	39,711	(5)	0		113,274	0	8,400	(6)
Principal Financial	2004	383,462	404,250	19,171		0		97,356	0	8,200
Officer	2003	372,231	140,630	14,475		1,500,000	(4)	127,660	241,050	8,000

Andrea L. Forster	2005	247,269	172,600	21,157	(7)	0		51,398	0	8,400	(6)
Principal	2004	221,154	170,250	4,695		0		45,763	0	8,200
Accounting Officer	2003	193,307	50,000	4,695		0		34,043	0	7,624

(1)	For 2005, this amount includes (i) $33,674, which equals the total incremental cost to the Company of all perquisites and personal benefits provided to Mr. Cahill (including a car allowance, financial advisory services, personal use of corporate transportation, and an annual physical), and (ii) $18,554, which equals the amount paid to gross-up Mr. Cahill for the tax liability related to the car allowance, financial advisory services and annual physical. Mr. Cahill’s personal use of corporate transportation is not grossed-up. For 2003 and 2004, this amount reflects (i) benefits from the personal use of corporate transportation and (ii) the total tax gross-up payment with respect to perquisites and personal benefits provided to Mr. Cahill.

(2)	This amount reflects the dollar value of 179,598 performance-based restricted stock units (“RSUs”) granted to Mr. Cahill on October 7, 2005 by the Compensation and Management Development Committee. The dollar value was calculated by multiplying the number of RSUs granted by the average of the high and low trading prices of PBG Common Stock on the grant date. Mr. Cahill is eligible to vest in the RSUs only if a 2006 earnings per share goal is achieved. If such goal is achieved, one-third of the RSUs will vest on each of December 31, 2006, December 31, 2007 and December 31, 2008, provided that Mr. Cahill is actively employed by PBG on each such date. RSUs that vest will be settled in an equal number of shares of PBG Common Stock, which must be deferred for a minimum of two years after vesting. During the vesting period, with respect to the RSUs, Mr. Cahill will accrue amounts equal to the dividends that are declared and paid on PBG Common Stock. Such amounts will be paid only if, and at the same time, the underlying RSUs vest and are paid. The dollar value of the unvested RSUs as of the close of the 2005 fiscal year was $5,138,299 (determined by multiplying the number of RSUs by $28.61, the closing price of PBG Common Stock on December 30, 2005, the last trading day of PBG’s fiscal year).

(3)	This amount reflects (i) a standard PBG matching contribution in PBG Common Stock to Mr. Cahill’s 401(k) account and (ii) $189 in imputed income, based on tables used for income imputation, attributable to the annual cost of life insurance coverage equal to that purchased under the following arrangement. In 2001, Mr. Cahill waived his right to a portion of his deferred compensation. In exchange, the Company made a loan to Mr. Cahill’s family trust to pay the premium on a life insurance policy on the life of Mr. Cahill and his spouse. The loan bears interest at a rate of 4.99%, which rate was established under IRS regulations, and the loan (with interest) will be repaid to the Company upon payment of the proceeds from the life insurance policy. Although the loan amount was greater than the amount of deferred compensation waived, the loan was determined to be cost neutral to the Company. Under the Sarbanes-Oxley Act of 2002, this loan may remain outstanding, so long as its terms are not materially modified.

(4)	This amount reflects a performance-based restricted stock award granted in 2003 that was scheduled to vest only if certain cumulative performance targets were achieved in fiscal years 2003, 2004 and 2005. The Compensation and Management Development Committee has certified that the cumulative performance targets were not achieved. Accordingly, the executive has forfeited the restricted shares reflected in the table. Upon forfeiture of the restricted shares, the accrued dividends payable with respect to such restricted shares were also forfeited. The amount set out in the table was calculated by multiplying the number of restricted shares granted to the executive by the fair market value of PBG Common Stock on March 1, 2003, the grant date. While the executive will not recognize any value from this award, SEC regulations require PBG to state the dollar value of the unvested restricted shares as of the close of the 2005 fiscal year, which was $1,826,176 (determined by multiplying the number of restricted shares awarded by $28.61, the closing price of PBG’s Common Stock on December 30, 2005, the last trading day of PBG’s fiscal year).

(5)	For 2005, this amount includes (i) $22,737, which equals the total incremental cost to the Company of all perquisites and personal benefits provided to Mr. Drewes (including a car allowance and financial advisory services), and (ii) $16,951, which equals the amount paid to gross-up Mr. Drewes for the tax liability related to the car allowance and financial advisory services. For 2003 and 2004, this amount reflects the total tax gross-up payment with respect to perquisites and personal benefits provided to Mr. Drewes.

(6)	This amount reflects a standard PBG matching contribution in PBG Common Stock to the executive’s 401(k) account.

(7)	For 2005, this amount includes (i) $14,365, which equals the total incremental cost to the Company of all perquisites and personal benefits provided to Ms. Forster (including a car allowance), and (ii) $6,792, which equals the amount paid to gross-up Ms. Forster for the tax liability related to the car allowance. For 2003 and 2004, this amount reflects the total tax gross-up payment with respect to perquisites and personal benefits provided to Ms. Forster.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     PBG holds 93.3% and PepsiCo holds 6.7% of the ownership of Bottling LLC.
Item 13.   Certain Relationships and Related Transactions
     Although Bottling LLC may not be a direct party to the following transactions, as the principal operating subsidiary of PBG, it derives certain benefits from them. Accordingly, set forth below is information relating to certain transactions between PBG and PepsiCo. In addition, set forth below is information relating to certain transactions between Bottling LLC and PBG (“PBG/Bottling LLC Transactions”).
Stock Ownership and Director Relationships with PepsiCo. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 27, 2006, PepsiCo’s ownership represented 41.3% of the outstanding Common Stock and 100% of the outstanding Class B Common Stock together representing 46.9% of the voting power of all classes of PBG’s voting stock. PepsiCo also owns approximately 6.7% of the equity of Bottling Group, LLC, PBG’s principal operating subsidiary. In addition, Matthew M. McKenna, a Managing Director of Bottling LLC, is an executive officer of PepsiCo.
Agreements and Transactions with PepsiCo and Affiliates. PBG and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to their respective businesses, and PBG and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. As used in this section, “PBG” includes PBG and its subsidiaries.
Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2005 are described below.
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
     During 2005, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products were approximately $2.6 billion.
     Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton (the “Partnership”). During 2005, total amounts paid or payable to PepsiCo for the benefit of the Partnership were approximately $147 million.
     PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks. During 2005, amounts paid or payable to the North American Coffee Partnership by PBG were approximately $225 million.
     Under tax sharing arrangements we have with PepsiCo and PepsiCo joint ventures, we received $3 million in tax related benefits in 2005.
     Purchase of Snack Food Products from Frito-Lay, Inc. PBG purchases snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution through Russia. In 2005, amounts paid or payable by PBG to Frito-Lay, Inc. were approximately $144 million.
     Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement and other arrangements, including information technology maintenance and the procurement of raw materials. During 2005, amounts paid or payable to PepsiCo for these services totaled approximately $69 million.
     Pursuant to the shared services agreement and other arrangements, PBG provides various services to PepsiCo, including employee benefit, credit and collection, international tax and accounting services. During 2005, payments to PBG from PepsiCo for these services totaled approximately $4 million.
     Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $4 million in 2005.
     National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national fountain customers. In 2005, net amounts paid or payable by PepsiCo to PBG for these services were approximately $183 million.
     Bottler Incentives. PepsiCo provides PBG with various forms of marketing support. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. These bottler incentives are intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials) and advertising support. For 2005, total bottler incentives paid or payable to PBG or on behalf of PBG by PepsiCo approximated $688 million.
     PepsiCo Guarantees. The $1.3 billion of 5.63% senior notes issued on February 9, 1999 and the $1.0 billion of 4.63% senior notes issued on November 15, 2002, by us are guaranteed by PepsiCo in accordance with the terms set forth in the related indentures.
     PBG/Bottling LLC Transactions. PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 31, 2005, PBG owned approximately 93.3% of our equity.
     PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2005 were $106 million.
     We have loaned PBG $436 million during 2005 net of repayments. During 2005, these loans were made through a series of 1-year notes, with interest rates ranging from 3.1% to 5.4%. Total intercompany loans owed to us from PBG at December 31, 2005 were $2,384 million. The proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $70 million at December 31, 2005.
     Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $71 million in 2005.
     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us.
     PBG has a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by us and expires in April 2009. There are certain financial covenants associated with this credit facility. PBG has used this credit facility to support their commercial paper program in 2005. At December 31, 2005, PBG has $355 million in outstanding commercial paper with a weighted-average interest rate of 4.3%.
     Bottling Group, LLC Distribution. We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029. During 2005, in accordance with our Limited Liability Company Agreement we made cash distributions to PepsiCo in the amount of $12 million and to PBG in the amount of $169 million. Any amounts in excess of taxes and interest payments were used by PBG to repay loans to us.
     Relationships and Transactions with Management and Others. One of our managing directors is an employee of PepsiCo and the other managing directors and officers are employees of PBG. Linda G. Alvarado, a member of PBG’s Board of Directors, together with certain of her family members own interests in YUM Brands franchise restaurant companies that purchase beverage products from PBG. In 2005, the total amount of these purchases was approximately $320,000.

Item 14.   Principal Accountant Fees and Services
INDEPENDENT AUDITORS FEES
     During 2005, KPMG LLP served as Bottling LLCs independent auditors from January 2005 through May 2005 and Deloitte & Touche LLP served as the Bottling LLC’s independent auditors from June 2005 through December 2005. In addition to retaining independent auditors to audit Bottling LLC’s consolidated financial statements for 2005, Bottling LLC and its affiliates retained KPMG LLP, Deloitte & Touche LLP, as well as other accounting firms to provide various services in 2005. The aggregate fees billed for professional services by KPMG LLP and Deloitte & Touche LLP in 2005 and by KPMG LLP in 2004 were as follows:
Audit and Non-Audit Fees
(in millions)

		2005		2004
	Deloitte & Touche	KPMG	Total	KPMG
Audit Fees(1)	$4.4	$0.7	$5.1	$5,4
Audit-Related Fees (2)	—	—	—	0.1
Tax Fees (3)	—	0.1	0.1	0.2
All Other Fees	—	—	—	—
Total	$4.4	$0.8	$5.2	$5.7

1.	Represents fees for the audit of Bottling LLC’s consolidated financial statements, audit of internal controls, the reviews of interim financial statements included in Bottling LLC’s Forms 10-Q and all statutory audits.

2.	Represents fees primarily related to audits of employee benefit plans and other audit related services.

3.	Represents fees related primarily to assistance with tax compliance matters.
Pre-Approval Policies and Procedures. In 2003, PBG adopted a policy that defines audit, audit-related, tax and other services to be provided to PBG, including Bottling LLC, by PBG’s independent auditors (“Auditor Services”) and requires such Auditor Services to be pre-approved by PBG’s Audit and Affiliated Transactions Committee. In accordance with PBG’s policy and applicable SEC rules and regulations, PBG’s Audit Committee adopted a policy in 2003 requiring pre-approval by the Committee or its Chairperson of Auditor Services provided to PBG and its subsidiaries. If Auditor Services are required prior to a regularly scheduled Audit Committee meeting, the Committee Chairperson is authorized to approve such services, provided that they are consistent with PBG’s policy and that the full Committee is advised of such services at the next regularly scheduled Committee meeting.

PART IV
     Item 15.   Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries are included herein on the pages indicated on the index in Item 7:
Consolidated Statements of Operations — Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Consolidated Statements of Cash Flows — Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Consolidated Balance Sheets — December 31, 2005 and December 25, 2004.
Consolidated Statements of Changes in Owners’ Equity — Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Notes to Consolidated Financial Statements.
Independent Auditors’ Reports.
     The financial statements of PBG, included in PBG’s Annual Report on Form 10-K and filed with the SEC on February 24, 2006, are hereby incorporated by reference as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG’s 7% Senior Notes due in 2029.

          2. Financial Statement Schedules. The following financial statement schedules of Bottling LLC and its subsidiaries are included in this Report on the page indicated:

Page
Independent Auditors’ Report on Schedule (Deloitte & Touche LLP)	F-2
Independent Auditors’ Report on Schedule and Consent (KPMG LLP)	F-3

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	F-4
          3. Exhibits
See Index to Exhibits on pages E-1 — E-5.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2006

Bottling Group, LLC
By:	/s/ John T. Cahill
John T. Cahill
Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ John T. Cahill	Principal Executive Officer and
John T. Cahill	Managing Director	February 23, 2006

/s/ Alfred H. Drewes	Principal Financial Officer	February 23, 2006
Alfred H. Drewes

/s/ Andrea L. Forster	Principal Accounting Officer	February 23, 2006
Andrea L. Forster

/s/ Steven M. Rapp	Managing Director	February 23, 2006
Steven M. Rapp

/s/ Matthew M. McKenna	Managing Director	February 23, 2006
Matthew M. McKenna

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Independent Auditors’ Report on Schedule (Deloitte & Touche LLP)	F-2
Independent Auditors’ Report on Schedule and Consent (KPMG LLP)	F-3
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Owners of
Bottling Group, LLC
Somers, New York
We have audited the consolidated financial statements of Bottling Group, LLC and subsidiaries (the “Company”) as of December 31, 2005, and for the year ended December 31, 2005, and have issued our report thereon dated February 24, 2006; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2006

Consent of Independent Registered Public Accounting Firm
The Owners of
Bottling Group, LLC:
The audits referred to in our report dated February 25, 2005 with respect to the consolidated financial statements of Bottling Group, LLC and subsidiaries, included the related financial statement schedule as of December 25, 2004, and for each of the fiscal years in the two-year period ended December 25, 2004, included in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We consent to the incorporation by reference in the registration statement No. 333-108225 on Form S-3 of Bottling Group, LLC of our report dated February 25, 2005, with respect to the consolidated balance sheets of Bottling Group, LLC and subsidiaries as of December 25, 2004, and the related consolidated statements of operations, cash flows, and changes in owners’ equity for each of the fiscal years in the two-year period ended December 25, 2004, and our report on the related financial statement schedule dated February 25, 2005 included in the annual report on form 10-K.
/s/ KPMG LLP
New York, New York
February 23, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BOTTLING GROUP, LLC
IN MILLIONS

	Balance
	At	Charged to		Accounts	Foreign	Balance At
	Beginning	Cost and		Written	Currency	End Of
	Of Period	Expenses	Acquisitions	Off	Translation	Period
Description

Fiscal Year Ended December 31, 2005
Allowance for losses on trade accounts receivable	$61	$3	$—	$(12)	$(1)	$51

Fiscal Year Ended December 25, 2004
Allowance for losses on trade accounts receivable	$72	$(5)	$—	$(7)	$1	$61

Fiscal Year Ended December 27, 2003
Allowance for losses on trade accounts receivable	$67	$12	$—	$(8)	$1	$72

INDEX TO EXHIBITS
EXHIBIT

3.1	Articles of Formation of Bottling Group, LLC (“Bottling LLC”) which is incorporated herein by reference from Exhibit 3.4 to Bottling LLC’s Registration Statement on Form S-4 (Registration No. 333-80361)

3.2	Amended and Restated Limited Liability Company Agreement of Bottling LLC which is incorporated herein by reference from Exhibit 3.5 to Bottling LLC’s Registration Statement on Form S-4 (Registration No. 333-80361)

4.1	Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8% Senior Notes due 2009, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 10.10 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.3	Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc. (“PBG”), as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.5	U.S. $250,000,000 364-Day Second Amended and Restated Credit Agreement, dated as of May 1, 2002 among PBG, Bottling Group, LLC, JPMorgan Chase Bank, Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Credit Suisse First Boston, The Northern Trust Company, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, The Bank of New York, Fleet National Bank, State Street Bank and Trust Company, JPMorgan Chase Bank, as Agent, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Co-Lead Arrangers and Joint Book Managers and Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, which is incorporated herein by reference to Exhibit 4.6 to Bottling LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.6	U.S. $250,000,000 5-Year Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as Syndication Agents, which is

E-1

incorporated herein by reference to Exhibit 4.7 to Bottling LLC’s registration statement on Form S-4/A (Registration No. 333-102035).

4.7	U.S. $250,000,000 364-Day Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as Syndication Agents, which is incorporated herein by reference to Exhibit 4.8 to Bottling LLC’s registration statement on Form S-4/A (Registration No. 333-102035).

4.8	Indenture, dated as of November 15, 2002, among Bottling Group, LLC, PepsiCo, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4- 5/8 % Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.7 to Bottling LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.9	Registration Rights Agreement, dated as of November 7, 2002 relating to the $1 Billion 4-5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to Bottling LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.10	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4- 1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.11	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4- 1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.12	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling LLC’s Form 8-K dated October 3, 2003.

4.13	Form of Note for the $500,000,000 2.45% Senior Notes due October 16, 2006, which is incorporated herein by reference to Exhibit 4.2 to Bottling LLC’s Form 8-K dated October 3, 2003.

4.14	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling LLC’s Form 8-K dated November 13, 2003.

E-2

10.1	Settlement Agreement between Bottling Group, LLC and PepsiCo, Inc. dated June 28, 2005, which is incorporated herein by reference to Exhibit 10.1 to Bottling LLC’s Form 10-Q for the quarter ended June 11, 2005.

12*	Statement re Computation of Ratios.

21*	Subsidiaries of Bottling LLC.

23.1*	Report and Consent of KPMG LLP.

23.2 *	Consent of Deloitte & Touche LLP

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

E-3