Form 10-Q
period 2006-03-25
BOTTLING GROUP LLC
filed 2006-05-01
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2006 (12 weeks)
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-80361-01
BOTTLING GROUP, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4042452

(State or other jurisdiction of employer incorporation or organization)	(I.R.S. Identification No.)

One Pepsi Way, Somers, New York	10589

(Address of principal executive offices)	(Zip Code)
914-767-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                     Accelerated Filer ☐                     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☑

Bottling Group, LLC
Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations — 12 weeks ended March 25, 2006 and March 19, 2005	2

	Condensed Consolidated Statements of Cash Flows — 12 weeks ended March 25, 2006 and March 19, 2005	3

	Condensed Consolidated Balance Sheets — March 25, 2006 and December 31, 2005	4

	Notes to Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Financial Review	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II	Other Information

Item 6.	Exhibits	25
EX-4.1: INDENTURE
EX-4.2: FORM OF NOTE
EX-10.1: 5-YEAR CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended
	March	March
	25, 2006	19, 2005
Net revenues	$2,367	$2,147
Cost of sales	1,253	1,116

Gross profit	1,114	1,031
Selling, delivery and administrative expenses	995	912

Operating income	119	119
Interest expense	45	40
Interest income	29	13

Income before income taxes	103	92
Income tax expense	5	4

Net income	$98	$88

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	12 Weeks Ended
	March	March
	25, 2006	19, 2005
Cash Flows – Operations
Net income	$98	$88
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	136	130
Amortization	3	3
Deferred income taxes	(10)	—
Stock-based compensation	16	—
Other non-cash charges and credits, net	42	36
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(5)	—
Inventories	(95)	(48)
Prepaid expenses and other current assets	32	(28)
Accounts payable and other current liabilities	11	(19)
Income taxes payable	4	(8)

Net change in operating working capital	(53)	(103)

Pension contributions	—	(20)
Other, net	(16)	(15)

Net Cash Provided by Operations	216	119

Cash Flows – Investments
Capital expenditures	(171)	(138)
Acquisitions of bottlers, net of cash acquired	—	(1)
Proceeds from sale of property, plant and equipment	3	1
Notes receivable from PBG, net	(199)	(73)

Net Cash Used for Investments	(367)	(211)

Cash Flows – Financing
Short-term borrowings – three months or less, net	56	30
Proceeds of long-term debt	—	23
Payments of long-term debt	(61)	(4)

Net Cash (Used for) Provided by Financing	(5)	49

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	—

Net Decrease in Cash and Cash Equivalents	(154)	(43)
Cash and Cash Equivalents – Beginning of Period	346	177

Cash and Cash Equivalents – End of Period	$192	$134

Supplemental Cash Flow Information

Interest paid	$37	$30

Income taxes paid	$12	$12

Changes in accounts payable related to capital expenditures	$(35)	$(45)

Capital lease additions	$7	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	March	December
	25, 2006	31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$192	$346
Accounts receivable, less allowance of $49 at March 25, 2006 and $51 at December 31, 2005	1,196	1,186
Inventories	555	458
Prepaid expenses and other current assets	261	274

Total Current Assets	2,204	2,264

Property, plant and equipment, net	3,657	3,643
Other intangible assets, net	3,822	3,814
Goodwill	1,519	1,516
Notes receivable from PBG	2,583	2,384
Other assets	123	124

Total Assets	$13,908	$13,745

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,436	$1,456
Short-term borrowings	128	71
Current maturities of long-term debt	533	588

Total Current Liabilities	2,097	2,115

Long-term debt	2,943	2,943
Other liabilities	713	681
Deferred income taxes	418	422
Minority interest	3	3

Total Liabilities	6,174	6,164

Owners’ Equity
Owners’ net investment	8,090	7,990
Accumulated other comprehensive loss	(356)	(395)
Deferred compensation	—	(14)

Total Owners’ Equity	7,734	7,581

Total Liabilities and Owners’ Equity	$13,908	$13,745

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts
Note 1 — Basis of Presentation
     Bottling Group, LLC (collectively referred to as “Bottling LLC,” “we,” “our” and “us”) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. Bottling LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute from Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada and Europe, which consist of operations in Spain, Greece, Russia and Turkey.
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.3% of Bottling LLC and PepsiCo owns the remaining 6.7% as of March 25, 2006.
     The accompanying Condensed Consolidated Balance Sheet at March 25, 2006 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 25, 2006 and March 19, 2005 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of Bottling LLC, as well as the related footnote disclosures. Actual results could differ from these estimates. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
     Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal year 2006 consists of fifty-two weeks. In 2005, our fiscal year consisted of fifty-three weeks (the additional week was added to the fourth quarter). Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks (FY 2006)/	September, October,
	17 weeks (FY 2005)	November and December
     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2005 amounts to conform to the 2006 presentation.
Note 2 — Seasonality of Business
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

Note 3 — Share-Based Compensation
Share-Based Long-term Incentive Compensation Plans
     Under PBG’s share-based long-term incentive compensation plans (“incentive plans”) PBG grants non-qualified stock options to certain employees, including middle and senior management. PBG also grants restricted stock and restricted stock units to certain senior executives.
     Beginning in 2006, PBG’s incentive plans will grant a mix of stock options and restricted stock units to middle and senior management employees under PBG’s incentive plans.
     Shares available for future issuance to Bottling LLC’s employees under existing plans were 11.3 million at March 25, 2006.
Accounting for Share-Based Compensation
     Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the quoted market price of PBG’s common stock at the grant date over the amount the employee must pay for the stock. PBG’s policy is to grant PBG stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.
     We adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.
     Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.
     The pre-tax and after-tax charge associated with share-based compensation expense recognized in selling, delivery and administrative expenses in the Condensed Consolidated Statement of Operations for the 12 weeks ended March 25, 2006 was $16 million.

     The following table shows the effect on net income for the 12 weeks ended March 19, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

12 Weeks Ended
March
19, 2005
Net income:
As reported	$88
Add: Total share-based employee compensation included in reported net income, net of taxes	—
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(18)

Pro forma	$70

     As of March 25, 2006, there was approximately $127 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted average assumptions for options granted during the 12 weeks ended March 25, 2006 and March 19, 2005:

	12 Weeks Ended
	March 25,	March 19,
	2006	2005
Risk-free interest rate	4.6%	4.1%
Expected term (in years)	5.7	5.8
Expected volatility	27%	28%
Expected dividend yield	1.5%	1.1%

Estimated fair value per option granted	$8.62	$8.68
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of PBG’s stock and the implied volatility of PBG’s traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the 12 weeks ended March 25, 2006, we recognized $223 thousand in tax benefits from the exercise of equity awards, of which $159 thousand was recorded as excess tax benefits in the Condensed Consolidated Statements of

Cash Flows, resulting in a decrease of cash from operations and an increase in cash from financing of $159 thousand.
Stock Options
     PBG stock options expire in 10 years and prior to the 2006 grant year were generally exercisable 25 percent in each of the first two years, and the remainder after three years. Beginning in 2006, new stock option grants will vest ratably over three years.
     The following table summarizes PBG option activity for Bottling LLC employees during the 12 weeks ended March 25, 2006:
Shares in millions

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price per	Term	Intrinsic
Options	Shares	Share	(years)	Value
Outstanding at January 1, 2006	38.1	$22.54
Granted	2.8	$29.32
Exercised	(1.1)	$14.89
Forfeited or expired	(0.3)	$26.49

Outstanding at March 25, 2006	39.5	$23.31	6.7	$294

Exercisable at March 25, 2006	20.7	$19.29	5.2	$237
     The aggregate intrinsic value in the table above is before income taxes, based on PBG’s closing stock price of $30.74 as of the last business day of the period ended March 25, 2006.
     During the 12 weeks ended March 25, 2006, the total intrinsic value of PBG stock options exercised was $16 million.
Restricted Stock and Restricted Stock Units
     PBG restricted stock and restricted stock units granted to employees have vesting periods that range from two to five years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. All restricted stock and restricted stock unit awards are settled in shares of PBG common stock.

     The following table summarizes PBG restricted stock and restricted stock unit activity for Bottling LLC employees during the 12 weeks ended March 25, 2006:
Shares in millions

Restricted Stocks and		Weighted Average
Restricted Stock Units	Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	0.9	$26.31
Granted	1.1	$29.32
Vested	—	$24.25
Forfeited	(0.3)	$23.50

Nonvested at March 25, 2006	1.7	$28.89
     The total fair value of PBG shares vested during the 12 weeks ended March 25, 2006 was $1 million.
Note 4 — Accounts Receivable

	March	December
	25, 2006	31, 2005
Trade accounts receivable	$1,032	$1,018
Allowance for doubtful accounts	(49)	(51)
Accounts receivable from PepsiCo	166	143
Other receivables	47	76

	$1,196	$1,186

Note 5 — Inventories

	March	December
	25, 2006	31, 2005
Raw materials and supplies	$209	$173
Finished goods	346	285

	$555	$458

Note 6 — Property, Plant and Equipment, net

	March	December
	25, 2006	31, 2005
Land	$288	$277
Buildings and improvements	1,321	1,299
Manufacturing and distribution equipment	3,469	3,425
Marketing equipment	2,341	2,334
Other	182	171

	7,601	7,506
Accumulated depreciation	(3,944)	(3,863)

	$3,657	$3,643

Note 7 — Other Intangible Assets, net and Goodwill

	March	December
	25, 2006	31, 2005
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$53	$53
Franchise/distribution rights	46	46
Other identified intangibles	39	39

	138	138

Accumulated amortization:
Customer relationships and lists	(9)	(9)
Franchise/distribution rights	(24)	(22)
Other identified intangibles	(20)	(18)

	(53)	(49)

Intangibles subject to amortization, net	85	89

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,096	3,093
Distribution rights	307	302
Trademarks	222	218
Other identified intangibles	112	112

Intangibles not subject to amortization	3,737	3,725

Total other intangible assets, net	$3,822	$3,814

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $3 million for the 12 weeks ended March 25, 2006 and March 19, 2005. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-
	Average	Estimated Aggregate Amortization Expense to be Incurred
	Amortization	Balance of	Fiscal Year Ending
	Period	2006	2007	2008	2009	2010
Customer relationships and lists	18 years	$3	$3	$3	$3	$3
Franchise/distribution rights	7 years	$4	$3	$2	$2	$2
Other identified intangibles	8 years	$4	$4	$3	$2	$1

     The changes in the carrying value of goodwill by reportable segment for the 12 weeks ended March 25, 2006 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 31, 2005	$1,240	$16	$260	$1,516

Impact of foreign currency translation	(1)	—	4	3

Balance at March 25, 2006	$1,239	$16	$264	$1,519

Note 8 — Accounts Payable and Other Current Liabilities

	March	December
	25, 2006	31, 2005
Accounts payable	$515	$501
Trade incentives	139	185
Accrued compensation and benefits	168	211
Other accrued taxes	101	123
Accounts payable to PepsiCo	226	176
Other current liabilities	287	260

	$1,436	$1,456

Note 9 — Pension and Postretirement Medical Benefit Plans
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

     Components of our U.S. pension expense for the 12 weeks ended March 25, 2006 and March 19, 2005 are as follows:

	12 Weeks Ended
	March	March
	25, 2006	19, 2005
Service cost	$12	$11
Interest cost	19	17
Expected return on plan assets	(22)	(21)
Amortization of prior service cost	2	2
Amortization of net loss	9	7

Net pension expense for the defined benefit plans	20	16

Defined contribution plans expense	5	4

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$25	$20

     There were no contributions made to PBG’s U.S. pension plans for the 12 weeks ended March 25, 2006.
     Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 weeks ended March 25, 2006 and March 19, 2005 are as follows:

	12 Weeks Ended
	March	March
	25, 2006	19, 2005
Service cost	$1	$1
Interest cost	5	5
Amortization of net loss	1	1

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$7

Note 10 —Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. Beginning with the fiscal quarter ended March 25, 2006, Bottling LLC changed its financial reporting methodology to three reportable segments – U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
     Operationally, Bottling LLC is organized along geographic lines with specific regional management teams having responsibility for the financial results in each geographic territory. Our Principal Executive Officer and Managing Director is responsible for monitoring and addressing our diverse geographic challenges and allocating resources to these segments. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of interest expense, interest income, foreign exchange gains and losses and income taxes.

	12 Weeks Ended
	March	March
Net Revenues	25, 2006	19, 2005
U.S. & Canada	$2,036	$1,849
Europe	148	145
Mexico	183	153

Worldwide net revenues	$2,367	$2,147

	12 Weeks Ended
	March	March
Operating Income (Loss)	25, 2006	19, 2005
U.S. & Canada	$139	$141
Europe	(22)	(16)
Mexico	2	(6)

Worldwide operating income	119	119
Interest expense	45	40
Interest income	29	13

Income before income taxes	$103	$92

     For the 12 weeks ended March 25, 2006, operating income includes the impact of adopting SFAS 123R. The comparable quarter in 2005 has not been restated as described in Note 3.

	March	December
Total Assets	25, 2006	31, 2005
U.S. & Canada	$11,291	$11,090
Europe	857	894
Mexico	1,760	1,761

Worldwide total assets	$13,908	$13,745

Note 11 — Comprehensive Income

	12 Weeks Ended
	March	March
	25, 2006	19, 2005
Net income	$98	$88
Net currency translation adjustment	26	15
Cash flow hedge adjustment (a)	13	(2)

Comprehensive income	$137	$101

(a)	Net of taxes of $1 million and $0 million for the 12 weeks ended March 25, 2006 and March 19, 2005, respectively.
Note 12 — Contingencies
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
Note 13 — Guarantees
     PBG has a commercial paper program that is supported by two credit facilities, which are guaranteed by us. PBG’s $450 million credit facility, which was executed in March 2006, expires in March 2011. PBG’s existing credit facility was increased from $500 million to $550 million and expires in April 2009. PBG has used these credit facilities to support its commercial paper program in 2006 and 2005.
     On March 8, 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee, that to the extent there is available cash, we will distribute pro rata to all owners sufficient cash such that aggregate cash distributed to PBG will enable PBG to pay its taxes and make interest payments on the $1 billion 7% senior notes due 2029.
Note 14 — Subsequent Event
     On March 30, 2006, we issued $800 million of 5.50% senior notes due 2016 (the “Notes”). The Notes were issued pursuant to an Indenture, dated as of March 30, 2006, between us and JPMorgan Chase Bank, N.A., as Trustee. The Notes have been registered under the Securities Act of 1933 pursuant to a registration statement on Form S-3 previously filed with the Securities and Exchange Commission.
     The net proceeds received, after deducting the underwriting discount, but before offering expenses, were approximately $794 million. We distributed $356 million of the net proceeds to PBG to repay their outstanding commercial paper balance. The balance of the proceeds is currently invested in short-term investments and will be used to repay certain outstanding senior notes.
     The Notes are general unsecured obligations and rank on an equal basis with all of our other existing and future unsecured indebtedness and are senior to all future subordinated indebtedness. The Indenture contains covenants that are similar to those contained under existing senior notes.

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
     Bottling LLC operates in one industry, carbonated soft drinks and other ready-to-drink beverages and all of our segments derive revenue from these products. Since PBG’s Initial Public Offering in March 1999, we have operated and reported under one reportable segment and, where material to our overall results, provided both performance results and expected trends for volume, net revenues, cost of sales, selling, delivery and administrative expenses and operating income for each of our geographic territories (U.S., Canada, Europe and Mexico) and components thereof.
     Beginning with the fiscal quarter ended March 25, 2006, Bottling LLC changed its financial reporting methodology to three reportable segments – U.S. & Canada, Europe and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each geographic territory with our Principal Executive Officer and Managing Director monitoring and addressing diverse geographic challenges. See Note 10 of our Condensed Consolidated Financial Statements for further discussion on our segments.
     Management’s Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.
CRITICAL ACCOUNTING POLICIES
     The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires us to make judgments, estimates and assumptions regarding uncertainties that affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. Management bases its estimates on knowledge of our operations, markets in which we operate, historical trends, and other assumptions. Actual results could differ from these estimates under different assumptions or conditions.
     As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management considers the Company’s policies on Allowance for Doubtful Accounts, Recoverability of Goodwill and Intangible Assets with Indefinite Lives, Pension and Postretirement Medical Benefit Plans and Income Taxes to be the most important to the portrayal of Bottling LLC’s financial condition and results of operations because they require the use of estimates, assumptions and the application of judgment.
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). With the adoption of SFAS 123R, Bottling LLC has added “Share-Based Compensation” as a critical accounting policy.

Share-Based Compensation
     Among its provisions, SFAS 123R requires the Company to recognize compensation expense for PBG equity awards over the vesting period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations.
     The Company uses the Black-Scholes-Merton option-valuation model to value PBG stock options, which requires the input of subjective assumptions. These assumptions include the length of time employees will retain their vested PBG stock options before exercising them (“expected term”), the estimated volatility of PBG’s stock price, risk-free interest rate, PBG’s expected dividend yield and PBG’s stock price. The expected term of PBG options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on a combination of historical volatility of PBG’s stock price and the implied volatility of its traded options. Dividend yield is management’s long-term estimate of PBG’s annual dividends to be paid as a percentage of its share price.
     For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by $70 million. Future changes in the subjective assumptions used in the Black-Scholes-Merton option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and consequently, the related amounts recognized in the Condensed Consolidated Statement of Operations.
FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended
	March	March	%
	25, 2006	19, 2005	Change
Net revenues	$2,367	$2,147	10%

Gross profit	$1,114	$1,031	8%

Operating income	$119	$119	0%

Net income	$98	$88	12%
     For the first quarter of 2006, net income increased 12 percent when compared with the similar period in the prior year. These results included a pre-tax charge of $16 million due to the adoption of SFAS 123R. Our results for the quarter reflected solid volume trends in each reportable segment, coupled with increases in net price per case, which helped drive double digit worldwide revenue growth and contribute to an eight-percent increase in worldwide gross profit. Operating income was flat for the quarter versus the first quarter of 2005 due to the 13-percent negative impact of the Company’s adoption of SFAS 123R.
     Worldwide physical case volume increased six percent in the first quarter of 2006 versus the prior year reflecting solid growth across all reportable segments. In the U.S., total volume growth was seven percent primarily due to double-digit growth in our non-carbonated portfolio.

     Worldwide net revenue per case grew by four percent during the first quarter of 2006 versus the prior year, driven predominantly by increases in rate, coupled with the favorable impact of foreign currency translation in Mexico. In the U.S., net revenue per case increased three percent due to the favorable pricing environment, which enabled us to implement and maintain a majority of our 2006 rate increases. In Mexico, net revenue per case grew 14 percent due to the rate increases implemented in the prior year and the favorable impact of foreign currency translation.
     Worldwide cost of sales per case for the quarter increased six percent versus the prior year driven primarily by increases in raw material costs and mix shifts into our non-carbonated portfolio, coupled with increases in manufacturing overhead costs. We expect our raw material cost increases to be more pronounced in the first half of 2006.
     We were able to grow our gross profit per case by two percent in the quarter versus the prior year, driven by our strong net revenue performance and the favorable impact of foreign currency translation, partially offset by increases in our cost of sales per case.
     Our selling, delivery and administrative (“SD&A”) expenses increased nine percent in the first quarter versus the prior year, including a two-percent increase due to the adoption of SFAS 123R. In addition to the impact of SFAS 123R, increases in the Company’s SD&A expenses were driven primarily by strong volume growth and wage and benefit increases, coupled with rising fuel and pension costs and investments in high growth European markets.
Full-Year 2006 Outlook
     In 2006, our fiscal year will consist of 52 weeks, while fiscal year 2005 consisted of 53 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis. In order to provide comparable guidance for 2006, we have identified the impact that the 53rd week in 2005 has on our growth rates in the table below.
     Additionally, as discussed in Note 3 in the Notes to the Condensed Consolidated Financial Statements, the Company adopted SFAS 123R in the first quarter of 2006. SFAS 123R requires that all stock-based payments be expensed based on the fair value of the awards. In accordance with existing accounting guidelines, the Company did not recognize compensation expense for stock options during fiscal year 2005.
     Bottling LLC’s full-year 2006 guidance is unchanged from its previous guidance discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The highlights of that discussion are described in the table below:

Forecasted 2006 versus
2005 growth
Worldwide Volume (1)	2%

U.S. Volume (1)	Flat to 1%

Operating Income (2)	(2%) to (4%)

(1)	The additional week of volume as a result of the 53rd week in 2005 reduced our worldwide and U.S. volume growth in 2006 by one percentage point.

(2)	The impact of adopting SFAS 123R will result in a seven percentage point reduction in our operating income.

First Quarter 2006 Results
Volume

		12 Weeks Ended
		March 25, 2006 vs.
		March 19, 2005
	World-	U.S. &
	wide	Canada	Europe	Mexico
Base volume	5%	6%	4%	5%
Acquisitions	1%	1%	0%	0%

Total Volume change	6%	7%	4%	5%

     Our reported worldwide physical case volume increased six percent in the first quarter of 2006 versus the prior year, driven by strong growth across all of our reportable segments.
     In our U.S. & Canada segment, volume increased seven percent.
     Excluding the impact of acquisitions, volume in the U.S. increased six percent versus the prior year, reflecting a six-percent increase in both our take-home channel and our cold drink channel. Volume increases in our take-home channel were attributable to strong results across our large format businesses. Increases in our cold drink channel were driven by strong results in both our convenience and gas business and our foodservice businesses.
     From a brand perspective, our carbonated soft drink (“CSD”) portfolio in the U.S. grew approximately one percent due primarily to our flavored CSD portfolio which included a seven-percent increase in Trademark Mountain Dew. In addition, our diet CSD portfolio increased three percent in the quarter. Our non-carbonated portfolio in the U.S. grew approximately 30 percent, driven by broad-based growth across the category including growth in Aquafina, Lipton, Tropicana and Frappuccino.
     In Canada, overall volume growth of four percent versus the prior year was driven primarily by strong growth in the cold drink channel and positive volume in the take-home channel. These results were driven largely by double-digit growth in Trademark Aquafina, coupled with growth in other non-carbonated brands.
     In our Europe segment, overall volume grew four percent versus the prior year, driven primarily by strong increases in Russia, which was generated primarily by growth in Trademark Pepsi and in our bottled water brand, Aqua Minerale.
     In our Mexico segment, overall volume increased five percent versus the prior year, driven by gains in our water business, coupled with positive improvement in our CSD portfolio. Volume growth in our water business included jug water growth of five percent and growth of 20 percent in our bottled water brand, Epura.

Net Revenues

		12 Weeks Ended
		March 25, 2006 vs.
		March 19, 2005
	World-	U.S. &
	wide	Canada	Europe	Mexico
Volume impact	5%	6%	4%	5%
Net price per case impact (rate/mix)	3%	3%	2%	7%
Acquisitions	1%	1%	0%	0%
Currency translation	1%	0%	(4)%	7%

Total Net Revenues change	10%	10%	2%	19%

     Net revenues were $2.4 billion for the first quarter of 2006, a 10-percent increase over the similar period in the prior year. The increase in net revenues for the quarter was driven primarily by volume growth and increases in net price per case, coupled with acquisitions and the favorable impact of foreign currency translation. In the first quarter of 2006, our U.S. & Canada segment generated the majority of our revenues, at approximately 86 percent of our worldwide revenues. Our Europe segment generated six percent of our revenues and Mexico generated the remaining eight percent.
     In the U.S. & Canada segment, net revenues increased 10 percent in the first quarter of 2006 versus the prior year, reflecting strong volume growth and increases in net price per case, driven primarily by rate improvements.
     In Europe, strong volume growth and increases in net price per case were partially offset by the negative impact of foreign currency translation for the first quarter of 2006 when compared to the prior year.
     Net revenues in Mexico grew approximately 19 percent in the first quarter of 2006 versus the prior year driven primarily by net price per case increases, volume growth and the favorable impact of foreign currency translation. Increases in net price per case were driven predominantly by rate increases implemented in the latter part of the prior year.

Cost of Sales

12 Weeks Ended
March 25, 2006 vs.
March 19, 2005
Worldwide
Volume impact	5%
Cost per case impact	5%
Acquisitions	1%
Currency translation	1%

Total Cost of Sales change	12%

     Cost of sales was $1.3 billion in the first quarter of 2006, a 12-percent increase over the prior year. The growth in cost of sales was driven primarily by volume growth and cost per case increases, coupled with contributions from our prior year acquisitions and the negative impact of foreign currency translation.
     In the U.S. & Canada segment, cost of sales increased 13 percent when compared to the prior year driven primarily by volume growth and increases in cost per case. The increases in cost per case resulted from rate increases in packaging and ingredients, coupled with the impact of mix shifts into higher cost products and the negative impact of foreign currency translation.
     In Europe, cost of sales grew modestly over the prior year, reflecting volume growth and cost per case increases, partially offset by the favorable impact of foreign currency translation.
     In Mexico, cost of sales increased versus the prior year, driven by cost per case increases, strong volume growth and the negative impact of foreign currency translation. Cost per case increases were primarily due to higher manufacturing overhead costs.

Selling, Delivery and Administrative Expenses

12 Weeks Ended
March 25, 2006 vs.
March 19, 2005
Worldwide
Cost impact	6%
Adoption of SFAS 123R	2%
Acquisitions	0%
Currency translation	1%

Total SD&A change	9%

     Worldwide SD&A expenses were $995 million in the first quarter of 2006, a nine-percent increase over the prior year. Across all segments, increases in SD&A expenses were driven primarily by strong volume growth which impacted the variable components of our SD&A expenses, higher wage and benefit costs and the impact of SFAS 123R. These increases were coupled with higher pension and fuel costs and planned investment spending in high growth European markets.
Operating Income
     Worldwide operating income of $119 million in the first quarter of 2006 was unchanged when compared to a comparable period in 2005. Our results were driven by strong gross profit in our U.S. & Canada and Mexico segments mainly due to double-digit revenue growth, offset by the 13-percent negative impact of adopting SFAS 123R and higher SD&A expenses in our Europe segment attributable to higher investment spending.
Interest Expense
     Interest expense increased $5 million in the first quarter of 2006 versus the prior year, largely due to higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable-rate debt.
Interest Income
     Interest income increased $16 million, driven primarily by higher effective interest rates coupled with additional loans made to PBG.
Income Tax Expense
     Bottling LLC is a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributive shares of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on their percentage ownership in Bottling LLC. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the 12 weeks ended March 25,

2006 and March 19, 2005 was 4.9% and 4.5%, respectively. The increase in our effective tax rate versus the prior year is due largely to an increase in withholding taxes associated with our international transactions.
Liquidity and Financial Condition
Cash Flows
     In the first quarter of 2006, Bottling LLC generated $216 million of net cash provided by operations, which was $97 million higher than the cash generated in the comparable period in 2005. The increase in net cash provided by operations was driven by strong operating profits before non-cash charges and credits, coupled with higher interest income received from PBG and the timing of pension contributions.
     In the first quarter of 2006, cash used for investments was $367 million, which is $156 million higher than the cash used for investments in the comparable period in 2005. The increase in cash used for investments reflects an increase in notes receivable from PBG and higher capital spending, primarily as a result of timing of our fleet spending in the U.S.
     In the first quarter of 2006, we used $5 million for financing activities as compared with a source of $49 million in the comparable period of 2005. This decrease in cash from financing is driven primarily by the repayment of our Turkish debt and the lapping of the 2005 debt issuance in Turkey, partially offset by higher short-term borrowings.
     For the full year 2006, we expect capital expenditures to be approximately $735 million.
Liquidity and Capital Resources
     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions and working capital requirements for PBG and us for the foreseeable future.
     In March 2006, PBG entered into a $450 million committed revolving credit facility (“2006 Agreement”) which expires in March 2011 and increased their existing facility, which expires in April 2009, from $500 million to $550 million. PBG’s $1 billion of committed credit facilities, are guaranteed by us and support PBG’s $1 billion commercial paper program. Subject to certain conditions stated in the 2006 Agreement, PBG may borrow, prepay and reborrow amounts under the 2006 Agreement at any time during the term of the 2006 Agreement. Funds borrowed may be used for general corporate purposes, including supporting the commercial paper program. The 2006 Agreement also provides that standby letters of credit may be issued on behalf of PBG up to $250 million.
     The 2006 Agreement contains customary representations, warranties and events of default in addition to certain financial covenants. The 2006 Agreement is attached to this Form 10-Q.
     PBG had $405 million and $355 million outstanding in commercial paper, at March 25, 2006 and December 31, 2005, respectively.
Contractual Obligations
     As of March 25, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption “Contractual Obligations.”

Cautionary Statements
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;
•	material changes in expected levels of bottler incentive payments from PepsiCo;
•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
•	material changes from expectations in the cost or availability of raw materials, ingredients or packaging materials;
•	limitations on the availability of water or obtaining water rights;
•	an inability to achieve cost savings;
•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
•	decreased demand for our product resulting from changes in consumers’ preferences;
•	an inability to achieve volume growth through product and packaging initiatives;
•	impact of competitive activities on our business;
•	impact of customer consolidations on our business;
•	changes in product category consumption;
•	unfavorable weather conditions in our markets;
•	an inability to meet projections for performance in newly acquired territories;
•	loss of business from a significant customer;
•	failure or inability to comply with laws and regulations;
•	changes in laws, regulations and industry guidelines governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;
•	litigation, other claims and negative publicity relating to the alleged unhealthy properties of soft drinks;
•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;
•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);
•	unforeseen economic and political changes;
•	possible recalls of our products;
•	interruptions of operations due to labor disagreements;
•	changes in our debt ratings;
•	material changes in expected interest and currency exchange rates and unfavorable market performance of PBG’s pension plan assets; and
•	an inability to achieve strategic business plan targets that could result in an intangible asset impairment charge.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
     The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. There have been no material changes to our market risks as disclosed in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4.
Controls and Procedures
     Bottling LLC’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Bottling LLC and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Bottling LLC’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 6.
Exhibits

Exhibit No.

4.1	Indenture, dated as of March 30, 2006 by and between Bottling Group, LLC, as Obligor and JPMorgan Chase Bank, N.A., as Trustee relating to $800,000,000 5.50% Senior Notes due April 1, 2016.

4.2	Form of Note for the $800,000,000 5.50% Senior Notes due April 1, 2016.

10.1	$450,000,000 5-Year Credit Agreement dated as of March 22, 2006 among, The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., as Agent, Citigroup Global Markets Inc and HSBC Securities (USA) Inc., as joint lead arrangers and joint book managers; HSBC Bank USA, N.A., as syndication agent; and Lehman Brothers Bank, FSB, Deutsche Bank AG New York Branch, and JPMorgan Chase Bank, National Association, as co-documentation agents.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.1	Financial statements of PBG, which are incorporated herein by reference to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC
(Registrant)

Date: April 28, 2006	/s/ Andrea L. Forster

Andrea L. Forster
Principal Accounting Officer

Date: April 28, 2006	/s/ Alfred H. Drewes

Alfred H. Drewes
Senior Vice President and
Principal Financial Officer