Form 10-Q
period 2006-06-17
BOTTLING GROUP LLC
filed 2006-07-25
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2006
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
YES ☐ NO ☑

Bottling Group, LLC
Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - 12 and 24 weeks ended June 17, 2006 and June 11, 2005	2

	Condensed Consolidated Statements of Cash Flows - 24 weeks ended June 17, 2006 and June 11, 2005	3

	Condensed Consolidated Balance Sheets - June 17, 2006 and December 31, 2005	4

	Notes to Condensed Consolidated Financial Statements	5-14

Item 2.	Management's Financial Review	15-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	26

SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: FINANCIAL STATEMENTS OF PEPSI BOTTLING GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	17, 2006	11, 2005	17, 2006	11, 2005
Net revenues	$3,138	$2,862	$5,505	$5,009
Cost of sales	1,666	1,495	2,919	2,611

Gross profit	1,472	1,367	2,586	2,398
Selling, delivery and administrative expenses	1,169	1,074	2,164	1,986

Operating income	303	293	422	412
Interest expense	56	42	101	82
Interest income	39	15	68	28
Other non-operating expenses, net	9	1	9	1

Income before income taxes	277	265	380	357
Income tax expense	8	13	13	17

Net income	$269	$252	$367	$340

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	17, 2006	11, 2005
Cash Flows – Operations
Net income	$367	$340
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	285	274
Amortization	6	7
Deferred income taxes	(12)	8
Stock-based compensation	32	—
Other non-cash charges and credits, net	97	77
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(350)	(320)
Inventories	(190)	(92)
Prepaid expenses and other current assets	(6)	(40)
Accounts payable and other current liabilities	276	191
Income taxes payable	3	(24)

Net change in operating working capital	(267)	(285)

Pension contributions	(1)	(20)
Other, net	(26)	(32)

Net Cash Provided by Operations	481	369

Cash Flows – Investments
Capital expenditures	(355)	(316)
Proceeds from sale of property, plant and equipment	4	12
Acquisitions of bottlers, net of cash acquired	—	(1)
Notes receivable from PBG, net	(738)	(242)
Other investing activities, net	—	6

Net Cash Used for Investments	(1,089)	(541)

Cash Flows – Financing
Short-term borrowings – three months or less, net	136	75
Proceeds from long-term debt	793	37
Payments of long-term debt	(63)	(6)

Net Cash Provided by Financing	866	106

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	1

Net Increase (Decrease) in Cash and Cash Equivalents	253	(65)
Cash and Cash Equivalents – Beginning of Period	346	177

Cash and Cash Equivalents – End of Period	$599	$112

Supplemental Cash Flow Information

Interest paid	$92	$86

Income taxes paid	$21	$32

Changes in accounts payable related to capital expenditures	$(22)	$(45)

Capital lease additions	$8	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	June	December
	17, 2006	31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$599	$346
Accounts receivable, less allowance of $53 at June 17, 2006 and $51 at December 31, 2005	1,538	1,186
Inventories	647	458
Prepaid expenses and other current assets	270	274

Total Current Assets	3,054	2,264

Property, plant and equipment, net	3,681	3,643
Other intangible assets, net	3,780	3,814
Goodwill	1,513	1,516
Notes receivable from PBG	3,123	2,384
Other assets	128	124

Total Assets	$15,279	$13,745

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,679	$1,456
Short-term borrowings	215	71
Current maturities of long-term debt	533	588

Total Current Liabilities	2,427	2,115

Long-term debt	3,736	2,943
Other liabilities	737	681
Deferred income taxes	408	422
Minority interest	3	3

Total Liabilities	7,311	6,164

Owners’ Equity
Owners’ net investment	8,375	7,990
Accumulated other comprehensive loss	(407)	(395)
Deferred compensation	—	(14)

Total Owners’ Equity	7,968	7,581

Total Liabilities and Owners’ Equity	$15,279	$13,745

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts
Note 1 – Basis of Presentation
     Bottling Group, LLC is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. Bottling Group, LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.
     The preparation of our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of Bottling Group, LLC, as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2005 amounts to conform to the 2006 presentation.
     When used in these Condensed Consolidated Financial Statements, “Bottling LLC,” “we,” “our,” “us” and the “Company” each refers to Bottling Group, LLC.
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

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks (FY 2006)/17 weeks (FY 2005)	September, October, November and December
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.3% of Bottling LLC and PepsiCo owns the remaining 6.7% as of June 17, 2006.
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

Note 3 – New Accounting Standards
FASB Interpretation No. 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 4 – Share-Based Compensation
Accounting for Share-Based Compensation
     Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees was measured as the excess of the quoted market price of PBG’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant PBG stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.
     The Company adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.
     Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.
     Total share-based compensation expense is recognized in selling, delivery and administrative expenses in the Condensed Consolidated Statement of Operations. Share-based compensation expense, both on a pre-tax and after-tax basis, was $16 million and $32 million for the 12 weeks and 24 weeks ended June 17, 2006, respectively.

     The following table shows the effect on net income for the 12 weeks and 24 weeks ended June 11, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	12 Weeks Ended	24 Weeks Ended
	June	June
	11, 2005	11, 2005
Net income:
As reported	$252	$340
Add: Total share-based employee compensation included in reported net income, net of taxes	—	—
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(15)	(32)

Pro forma	$237	$308

Share-Based Long-term Incentive Compensation Plans
     Prior to 2006, under PBG’s share-based long-term incentive compensation plans (“incentive plans”) PBG granted non-qualified stock options to certain employees, including middle and senior management. Additionally, PBG granted restricted stock and restricted stock units to certain senior executives.
     Beginning in 2006, PBG has granted a mix of stock options and restricted stock units to middle and senior management employees under PBG’s incentive plans.
     Shares of PBG stock available for future issuance to Bottling LLC’s employees under existing plans were 11.2 million at June 17, 2006.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted average assumptions for options granted during the 12 weeks and 24 weeks ended June 17, 2006 and June 11, 2005:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	17, 2006	11, 2005	17, 2006	11, 2005
Risk-free interest rate	4.8%	4.4%	4.6%	4.1%
Expected term (in years)	5.7	5.8	5.7	5.8
Expected volatility	27%	28%	27%	28%
Expected dividend yield	1.5%	1.1%	1.5%	1.1%

Estimated fair value per option granted	$9.10	$8.79	$8.65	$8.69
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
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the 24 weeks ended June 17, 2006, we recognized $449 thousand in tax benefits from the exercise of equity awards, of which $322 thousand was recorded as excess tax benefits in the Condensed Consolidated Statements of Cash Flows, resulting in a decrease of cash from operations and an increase in cash from financing of $322 thousand.
     As of June 17, 2006, there was approximately $113 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Stock Options
     PBG stock options expire after 10 years and prior to the 2006 grant year were generally exercisable 25 percent after each of the first two years, and the remainder after three years. Beginning in 2006, new stock option grants will vest ratably over three years.
     The following table summarizes PBG option activity for Bottling LLC employees during the 24 weeks ended June 17, 2006:
Shares in millions

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price per	Term	Intrinsic
Options	Shares	Share	(years)	Value
Outstanding at January 1, 2006	38.1	$22.54
Granted	3.0	$29.38
Exercised	(3.8)	$17.20
Forfeited or expired	(0.4)	$26.95

Outstanding at June 17, 2006	36.9	$23.71	6.6	$273

Exercisable at June 17, 2006	24.0	$21.14	5.6	$239
     The aggregate intrinsic value in the table above is before income taxes, based on PBG’s closing stock price of $31.12 as of the last business day of the period ended June 17, 2006.
     During the 12 and 24 weeks ended June 17, 2006, the total intrinsic value of PBG stock options exercised was $37 million and $54 million, respectively.
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

     The following table summarizes PBG restricted stock and restricted stock unit activity for Bottling LLC employees during the 24 weeks ended June 17, 2006:
Shares in millions

Restricted Stocks and		Weighted Average
Restricted Stock Units	Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	0.9	$26.31
Granted	1.1	$29.32
Vested	—	$24.25
Forfeited	(0.3)	$23.65

Nonvested at June 17, 2006	1.7	$28.89
     There were no shares vested or granted during the 12 weeks ended June 17, 2006. The total fair value of PBG shares vested during the 24 weeks ended June 17, 2006 was $1 million.
Note 5 – Accounts Receivable

	June	December
	17, 2006	31, 2005
Trade accounts receivable	$1,365	$1,018
Allowance for doubtful accounts	(53)	(51)
Accounts receivable from PepsiCo	177	143
Other receivables	49	76

	$1,538	$1,186

Note 6 – Inventories

	June	December
	17, 2006	31, 2005
Raw materials and supplies	$247	$173
Finished goods	400	285

	$647	$458

Note 7 – Property, Plant and Equipment, net

	June	December
	17, 2006	31, 2005
Land	$282	$277
Buildings and improvements	1,344	1,299
Manufacturing and distribution equipment	3,532	3,425
Marketing equipment	2,394	2,334
Other	183	171

	7,735	7,506
Accumulated depreciation	(4,054)	(3,863)

	$3,681	$3,643

Note 8 – Other Intangible Assets, net and Goodwill

	June	December
	17, 2006	31, 2005
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$50	$53
Franchise/distribution rights	44	46
Other identified intangibles	36	39

	130	138

Accumulated amortization:
Customer relationships and lists	(9)	(9)
Franchise/distribution rights	(25)	(22)
Other identified intangibles	(17)	(18)

	(51)	(49)

Intangibles subject to amortization, net	79	89

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,099	3,093
Distribution rights	283	302
Trademarks	205	218
Other identified intangibles	114	112

Intangibles not subject to amortization	3,701	3,725

Total other intangible assets, net	$3,780	$3,814

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. For the 12 weeks ended June 17, 2006 and June 11, 2005 total amortization expense was $3 million and $4 million, respectively. For the 24 weeks ended June 17, 2006 and June 11, 2005 total amortization expense was $6 million and $7 million, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-
	Average	Estimated Aggregate Amortization Expense to be Incurred
	Amortization	Balance of	Fiscal Year Ending
	Period	2006	2007	2008	2009	2010
Customer relationships and lists	18 years	$2	$3	$3	$3	$3
Franchise/distribution rights	7 years	$3	$3	$2	$2	$2
Other identified intangibles	8 years	$3	$4	$3	$2	$1

     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 17, 2006 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 31, 2005	$1,240	$16	$260	$1,516
Impact of foreign currency translation	13	—	(16)	(3)

Balance at June 17, 2006	$1,253	$16	$244	$1,513

Note 9 – Accounts Payable and Other Current Liabilities

	June	December
	17, 2006	31, 2005
Accounts payable	$592	$501
Trade incentives	164	185
Accrued compensation and benefits	195	211
Other accrued taxes	109	123
Accounts payable to PepsiCo	284	176
Other current liabilities	335	260

	$1,679	$1,456

Note 10 – Long-Term Debt
     On March 30, 2006, we issued $800 million of 5.50% senior notes due 2016 (the “Notes”). We distributed $356 million of the net proceeds to PBG to repay their outstanding commercial paper balance. The balance of the proceeds is currently invested in short-term investments and will be used to repay our 2.45% senior notes outstanding due in October of 2006.
     The Notes are general unsecured obligations and rank on an equal basis with all of our other existing and future unsecured indebtedness and are senior to all future subordinated indebtedness. The Notes contain covenants that are similar to those contained under existing senior notes. We are in compliance with all debt covenants.
Note 11 – Pension and Postretirement Medical Benefit Plans
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

     Components of our U.S. pension expense for the 12 weeks and 24 weeks ended June 17, 2006 and June 11, 2005 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	17, 2006	11, 2005	17, 2006	11, 2005
Service cost	$12	$10	$24	$21
Interest cost	19	18	38	35
Expected return on plan assets	(22)	(21)	(44)	(42)
Amortization of prior service cost	2	1	4	3
Amortization of net loss	9	7	18	14

Net pension expense for the defined benefit plans	20	15	40	31

Defined contribution plans expense	5	4	10	8

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$25	$19	$50	$39

     There were no contributions made to PBG’s U.S. pension plans for the 24 weeks ended June 17, 2006.
     Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 and 24 weeks ended June 17, 2006 and June 11, 2005 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	17, 2006	11, 2005	17, 2006	11, 2005
Service cost	$1	$1	$2	$2
Interest cost	4	5	9	10
Amortization of net loss	2	2	3	3

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$8	$14	$15

Note 12 – Segment Information
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
     Operationally, Bottling LLC is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of interest expense, interest income, foreign exchange gains and losses and income taxes.

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Net Revenues	17, 2006	11, 2005	17, 2006	11, 2005
U.S. & Canada	$2,422	$2,207	$4,458	$4,056
Europe	386	356	534	501
Mexico	330	299	513	452

Worldwide net revenues	$3,138	$2,862	$5,505	$5,009

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Operating Income (Loss)	17, 2006	11, 2005	17, 2006	11, 2005
U.S. & Canada	$263	$265	$402	$406
Europe	12	8	(10)	(8)
Mexico	28	20	30	14

Worldwide operating income	303	293	422	412
Interest expense	56	42	101	82
Interest income	39	15	68	28
Other non-operating expenses, net	9	1	9	1

Income before income taxes	$277	$265	$380	$357

     For the 12 and 24 weeks ended June 17, 2006, operating income includes the impact of adopting SFAS 123R. The comparable periods in 2005 have not been restated as described in Note 4.
Total Assets

	June	December
	17, 2006	31, 2005
U.S. & Canada	$12,598	$11,090
Europe	1,017	894
Mexico	1,664	1,761

Worldwide total assets	$15,279	$13,745

Note 13 – Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	17, 2006	11, 2005	17, 2006	11, 2005
Net income	$269	$252	$367	$340
Currency translation adjustment	(49)	(18)	(23)	(3)
Cash flow hedge adjustment (a)	(2)	(1)	11	(3)

Comprehensive income	$218	$233	$355	$334

(a)	Net of taxes of $0 million for the 12 and 24 weeks ended June 17, 2006 and June 11, 2005, respectively.
Note 14 – Contingencies
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
Note 15 – Guarantees
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
Note 16 – Subsequent Event
     Effective July 16, 2006, seventeen Pepsi bottlers, including PBG, formed a regional manufacturing joint venture called Pepsi Northwest Beverages LLC (“PNB”). PNB will manufacture and source products to parts of Washington, Oregon and Idaho, as well as one market in Northern California and all of Alaska. Its volume represents approximately three percent of total Pepsi bottle and can volume in the U.S.
     Working as a single organization, the members of PNB will be able to present our customers with an aligned product portfolio, including innovation across individual bottler territories. PBG owns 56 percent of the PNB joint venture. In accordance with FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities”, the results of PNB will be consolidated into Bottling LLC’s financial results. We do not anticipate this transaction to have a material impact on our Consolidated Financial Statements.

Item 2.
Management’s Financial Review
Tabular dollars in millions
OVERVIEW
     Bottling Group, LLC (referred to as “Bottling LLC,” “we,” “our,” “us” and “Company”) is the principal operating subsidiary of The Pepsi Bottling Group (“PBG”) and consists of substantially all of the operations and the assets of PBG. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, and Europe, which consists of operations in Spain, Greece, Russia and Turkey.
     Bottling LLC operates in one industry, carbonated soft drinks and other ready-to-drink beverages and all of our segments derive revenue from these products. Historically the Company has operated and reported under one reportable segment and, where material to our overall results, provided both performance results and expected trends for volume, net revenues, cost of sales, selling, delivery and administrative expenses and operating income for each of our geographic territories (U.S., Canada, Europe and Mexico) and components thereof.
     Beginning with the fiscal quarter ended March 25, 2006, Bottling LLC changed its financial reporting methodology to three reportable segments – U.S. & Canada, Europe and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. See Note 12 of our Condensed Consolidated Financial Statements for further discussion on our segments.
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
     As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management considers the Company’s policies on Allowance for Doubtful Accounts, Recoverability of Goodwill and Intangible Assets with Indefinite Lives, Pension and Postretirement Medical Benefit Plans, and Income Taxes to be the most important to the portrayal of Bottling LLC’s financial condition and results of operations because they require the use of estimates, assumptions and the application of judgment.
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). With the adoption of SFAS 123R, Bottling LLC has added “Share-Based Compensation” as a critical accounting policy.

     Share-Based Compensation
     Among its provisions, SFAS 123R requires the Company to recognize compensation expense for PBG equity awards over the vesting period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations.
     The Company uses the Black-Scholes-Merton option-valuation model to value PBG stock options, which requires the input of PBG stock price and subjective assumptions. These assumptions include the length of time employees will retain their vested PBG stock options before exercising them (“expected term”), the estimated volatility of PBG’s stock price, risk-free interest rate, and PBG’s expected dividend yield. The expected term of PBG options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on a combination of historical volatility of PBG’s stock price and the implied volatility of PBG’s traded options. Dividend yield is management’s long-term estimate of PBG’s annual dividends to be paid as a percentage of share price.
     For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by $70 million. Future changes in the subjective assumptions used in the Black-Scholes-Merton option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and consequently, the related amounts recognized in the Condensed Consolidated Statement of Operations. See Note 4 of our Condensed Consolidated Financial Statements for further discussion on our share-based compensation.
FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	17, 2006	11, 2005	Change	17, 2006	11, 2005	Change
Net revenues	$3,138	$2,862	10%	$5,505	$5,009	10%
Gross profit	1,472	1,367	8%	2,586	2,398	8%
Operating income	303	293	3%	422	412	2%
Net income	269	252	7%	367	340	8%
     For the second quarter of 2006, net income increased seven percent when compared with the similar period in the prior year. Growth in net income was driven by higher volume and pricing improvements, partially offset by higher raw material costs and increased operating expenses. These results also include a pre-tax charge of $16 million due to the adoption of SFAS 123R and a pre-tax foreign exchange loss of $9 million related to the approximate 20-percent devaluation of the Turkish lira in May 2006. This devaluation resulted in a transactional loss, which is recorded below the operating income line in other non-operating expenses, and is due to the revaluation of our U.S. dollar-denominated liabilities in Turkey.

     Our worldwide operating income results for the second quarter were strong and reflect solid volume trends, coupled with increases in net price per case, which helped drive 10-percent revenue growth and contribute to an eight-percent increase in worldwide gross profit. Worldwide operating income increased three percent during the quarter, which includes a five-percentage point negative impact from the Company’s adoption of SFAS 123R. The impact of foreign currency exchange translation, driven by the strength of the Canadian dollar, contributed about one point of growth to operating income and each of the line items above operating income in the Condensed Consolidated Statement of Operations for the 12 weeks ended June 17, 2006.
     Worldwide physical case volume increased five percent in the second quarter of 2006 versus the prior year reflecting strong growth in our U.S. & Canada and Europe segments and solid performance in our Mexico segment. In the U.S. & Canada segment, total volume growth was six percent primarily due to double-digit growth in our non-carbonated portfolio.
     Worldwide net revenue per case grew by more than four percent during the second quarter of 2006 versus the prior year, driven by solid improvements across all of our segments. In the U.S., net revenue per case increased three percent due to favorable rate improvements.
     Worldwide cost of sales per case for the quarter increased six percent versus the prior year, driven primarily by increases in raw material costs and mix shifts, in both package and country. Mix changes in package were driven by shifts to higher priced products as a result of volume growth in our non-carbonated portfolio. Changes in our country mix resulted from the higher volume growth in our U.S. business compared with our other territories.
     Worldwide gross profit per case increased three percent in the quarter versus the prior year, driven by strong net revenue performance and the favorable impact of foreign currency translation, partially offset by increases in our cost of sales per case.
     Worldwide selling, delivery and administrative (“SD&A”) expenses increased nine percent in the quarter versus the prior year, including more than one-percentage point of growth due to the adoption of SFAS 123R. In addition to the impact of SFAS 123R, increases in the Company’s SD&A expenses were driven primarily by strong volume growth and wage and benefit increases, coupled with rising fuel and pension costs and investments in high growth European markets.
Full-Year 2006 Outlook
     In 2006, our fiscal year consists of 52 weeks, while fiscal year 2005 consisted of 53 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis. In order to provide comparable guidance for 2006, we have identified the impact that the 53rd week in 2005 has on our growth rates in the footnotes to the table below. Constant territory calculations assume a 52-week year and all significant acquisitions made in the prior year were made at the beginning of that year. These calculations exclude all significant acquisitions made in the current year.
     Additionally, as discussed in Note 4 in the Notes to the Condensed Consolidated Financial Statements, the Company adopted SFAS 123R in the first quarter of 2006. SFAS 123R requires that all stock-based payments be expensed based on the fair value of the awards. In accordance with existing accounting guidelines, the Company did not recognize compensation expense for stock options during fiscal year 2005.

     Based on our strong results in the first half of the year, we have raised our full-year 2006 volume and profit growth expectations, which are presented in the table below:

Forecasted 2006 vs.
2005 growth
Worldwide Volume(1)	~ 3%
U.S. Volume(1)	~ 2%
Worldwide net revenue per case	3% to 4%
Worldwide cost of sales per case	~ 5%
Operating Income(2)	(1)% to 1%

(1)	The additional week of volume as a result of the 53rd week in 2005 reduced our worldwide and U.S. volume growth in 2006 by approximately one percentage point. On a constant territory basis, worldwide volume and U.S. volume are expected to grow about four percent and about three percent, respectively.

(2)	The impact of adopting SFAS 123R in 2006 is expected to result in a seven-percentage point reduction in our operating income.
Second Quarter 2006 Results
Volume Change

	12 Weeks Ended				24 Weeks Ended
	June 17, 2006 vs.				June 17, 2006 vs.
	June 11, 2005				June 11, 2005
	World- wide	U.S. & Canada	Europe	Mexico	World- wide	U.S. & Canada	Europe	Mexico
Base volume	4%	5%	6%	2%	5%	5%	5%	3%
Acquisitions	1%	1%	0%	0%	1%	1%	0%	0%

Total Volume change	5%	6%	6%	2%	6%	6%	5%	3%

     Our reported worldwide physical case volume increased five percent in the second quarter and six percent in the first 24 weeks of 2006, when compared with similar periods of 2005. The increase in volume for both the quarter and on a year-to-date basis was driven by strong growth in our U.S. & Canada and Europe segments and solid performance in our Mexico segment.
     In our U.S. & Canada segment, volume increases, in both the quarter and on a year-to-date basis, were primarily driven by strong non-carbonated beverage sales.
     Excluding the impact of acquisitions, volume in the U.S. increased five percent in the second quarter and on a year-to-date basis versus 2005. This growth reflected a six-percent increase in our take-home channel for both the quarter and year-to-date period. In addition, volume increases in the cold drink channel of three percent and four percent for the quarter and year-to-date period, respectively, were driven by strong results in the convenience and gas channel and in the foodservice channel.
     From a brand perspective, strong growth in the U.S. for the quarter and year-to-date period versus the prior year was driven by double-digit growth in our non-carbonated portfolio, including trademark Aquafina, our energy drinks and Tropicana and Lipton Iced Tea. The introduction of new flavors as well as distribution gains on our take-home packages helped increase our Lipton brand volume by more than 50 percent. Despite continued softness in the CSD market overall, our carbonated soft drink (“CSD”) portfolio in the U.S. was about flat for the quarter and year-to-date period versus 2005. Our flavored CSD portfolio continued to generate solid volume improvement, up three percent in the quarter and four percent for the year-to-date period. Trademark Mountain Dew was a significant contributor to this growth.

     In Canada, overall volume increased one and two percent for the quarter and year-to-date period, respectively, versus the prior year and was driven primarily by strong growth in the cold drink channel and partially offset by slight declines in the take-home channel. From a brand perspective, growth in the quarter and year-to-date period versus 2005 was driven largely by double-digit growth in trademark Aquafina, coupled with growth in other non-carbonated brands.
     In our Europe segment, overall volume grew six percent for the quarter and five percent for the year-to-date period versus the prior year, driven primarily by strong results in Russia and Turkey. Solid growth in our non-carbonated portfolio, trademark Pepsi and local brands helped drive overall volume growth in these countries.
     In our Mexico segment, volume increased two and three percent for the quarter and year-to-date period, respectively, versus the prior year, driven primarily by the introduction of non-carbonated products in 2005 and growth in our bottled water business, which increased eight percent in the quarter and 12 percent on a year-to-date basis. Our jug water business showed some softness during the quarter with a decline in volume of approximately one percent. On a year-to-date basis, our jug water business increased one percent. Our CSD portfolio remained about flat for both the quarter and year-to-date period versus the prior year.
Net Revenues Change

	12 Weeks Ended				24 Weeks Ended
	June 17, 2006 vs.				June 17, 2006 vs.
	June 11, 2005				June 11, 2005
	World	U.S. &			World	U.S. &
	-wide	Canada	Europe	Mexico	-wide	Canada	Europe	Mexico
Volume impact	4%	5%	6%	2%	5%	5%	5%	3%

Net price per case impact (rate/mix)	4%	3%	4%	7%	3%	3%	4%	7%

Acquisitions	1%	1%	0%	0%	1%	1%	0%	0%

Currency translation	1%	1%	(2)%	1%	1%	1%	(2)%	3%

Total Net Revenues change	10%	10%	8%	10%	10%	10%	7%	13%

     Worldwide net revenues were $3.1 billion for the second quarter and $5.5 billion on a year-to-date basis, increasing 10 percent over similar periods in 2005. The increases in worldwide net revenues for the quarter and on a year-to-date basis were driven primarily by strong volume growth and increases in net price per case. In the second quarter, our U.S. & Canada segment generated approximately 77 percent of our worldwide revenues. Our Europe segment generated 12 percent of our revenues and Mexico generated the remaining 11 percent. On a year-to-date basis, approximately 81 percent of our revenues were generated in our U.S. & Canada segment, 10 percent was generated by Europe and the remaining nine percent was generated by Mexico.
     In the U.S. & Canada segment, net revenues increased 10 percent in the second quarter and year-to-date 2006, when compared with similar periods in 2005. The increases for the quarter and year-to-date period were driven primarily by volume growth and increases in net price per case, mostly due to rate improvements. In the U.S., rate improved three percent for the second quarter and year-to-date.
     In Europe, net revenue increased eight percent for the second quarter and seven percent for the first 24 weeks of 2006 versus the prior year, reflecting strong volume growth and increases in net price per case, partially offset by the negative impact of foreign currency translation.

     Net revenues in Mexico grew 10 percent in the second quarter and 13 percent for the first 24 weeks of 2006 versus the prior year, driven primarily by net price per case increases, coupled with volume growth and the favorable impact of foreign currency translation. Increases in net price per case were driven mostly by rate increases, implemented in the latter part of 2005, coupled with a favorable mix shift to higher priced products.
Cost of Sales Change

	12 Weeks Ended	24 Weeks Ended
	June 17, 2006 vs.	June 17, 2006 vs.
	June 11, 2005	June 11, 2005
	Worldwide	Worldwide
Volume impact	4%	5%

Cost per case impact	5%	5%

Acquisitions	1%	1%

Currency translation	1%	1%

Total Cost of Sales change	11%	12%

     Worldwide cost of sales was $1.7 billion in the second quarter of 2006 and $2.9 billion for the first 24 weeks of 2006, increasing 11 percent and 12 percent, respectively, over similar periods in 2005. The growth in cost of sales for the quarter and on a year-to-date basis was driven primarily by cost per case increases and volume growth. Worldwide cost per case increases were driven primarily by increases in raw material costs and mix shifts, both package and country. Mix changes in package were driven by shifts to higher priced products as a result of volume growth in our non-carbonated portfolio. Changes in our country mix resulted from the higher volume growth in our U.S. business compared with our other territories.
     In the U.S. & Canada segment, cost of sales increased 12 percent and 13 percent for the second quarter and on a year-to-date basis, when compared to the prior year, driven primarily by increases in cost per case and volume growth, coupled with the negative impact of foreign currency translation and acquisitions. The increases in cost per case resulted from rate increases in packaging and ingredients, coupled with the impact of mix shifts to higher cost products.
     In our Europe segment, cost of sales grew in the high single digits in the second quarter and on a year-to-date basis, when compared to the prior year, reflecting strong volume growth, coupled with cost per case increases, partially offset by the favorable impact of foreign currency translation.
     In Mexico, cost of sales increased in line with our worldwide cost of sales in the second quarter and on a year-to-date basis, when compared to the prior year, driven predominantly by cost per case increases, coupled with volume growth and the negative impact of foreign currency translation. The increases in cost per case were primarily due to mix shifts to higher cost products as a result of increased volume in our CSD and non-carbonated portfolios as compared to softer volume in our jug water business.

Selling, Delivery and Administrative Expenses Change

	12 Weeks Ended	24 Weeks Ended
	June 17, 2006 vs.	June 17, 2006 vs.
	June 11, 2005	June 11, 2005
	Worldwide	Worldwide
Cost impact	6%	6%

Adoption of SFAS 123R	1%	1%

Acquisitions	1%	1%

Currency translation	1%	1%

Total SD&A change	9%	9%

     Worldwide SD&A expenses were $1.2 billion in the second quarter and $2.2 billion for the first 24 weeks of 2006, a nine percent increase over similar periods in 2005. Across all segments, increases in SD&A expenses were driven primarily by strong volume growth which impacted the variable components of our SD&A expenses, higher wage and benefit costs and the impact of SFAS 123R. These increases were coupled with higher pension costs in the U.S., higher worldwide fuel costs and planned investment spending in high growth European markets.
Operating Income
     Worldwide operating income was $303 million in the second quarter, a three percent increase over 2005. On a year-to-date basis worldwide operating income was $422 million, a two percent increase over 2005. Growth in operating income for the quarter and year-to-date period was driven by higher volume and pricing improvements, partially offset by higher raw material costs, the impact of adopting of SFAS 123R and increased operating expenses. The impact of adopting SFAS 123R reduced our operating income by five percentage points in the second quarter and eight percentage points for the 24 weeks ended 2006.
Interest Expense
     Interest expense increased $14 million in the second quarter and $19 million on a year-to-date basis, versus the prior year, largely due to higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable-rate debt.
Interest Income
     Interest income increased $24 million in the second quarter and $40 million on a year-to-date basis, versus the prior year, driven primarily by higher effective interest rates coupled with additional loans made to PBG.
Other Non-operating Expenses, net
     Other non-operating expenses increased $8 million in both the second quarter and on a year-to-date basis, versus the prior year, primarily due to the foreign exchange loss of $9 million related to the approximate 20-percent devaluation of the Turkish lira in May 2006. This devaluation caused a transactional loss due to the revaluation of our U.S. dollar denominated liabilities in Turkey.

Income Tax Expense
     Bottling LLC is a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributive shares of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on their percentage ownership in Bottling LLC. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the 24 weeks ended June 17, 2006 and June 11, 2005 was 3.4% and 4.8%, respectively. The decrease in our effective tax rate versus the prior year is due primarily to the reversal of previously established valuation allowances on tax assets driven by improved profitability trends in certain European jurisdictions. In June 2006, after the close of the quarter, changes to the income tax laws in Canada, Turkey and certain states within the U.S. were enacted. We are currently evaluating the impact of these tax law changes on our Consolidated Financial Statements.
Liquidity and Financial Condition
Cash Flows
     Through the second quarter of 2006, Bottling LLC generated $481 million of net cash provided by operations, which was $112 million higher than the cash generated in the comparable period in 2005. The increase was driven by our strong revenue growth, coupled with higher interest income received from PBG and the timing of pension contributions, partially offset by higher growth in inventories as a result of timing of purchases of certain raw materials.
     Through the second quarter of 2006, cash used for investments was $1,089 million, which is $548 million higher than the cash used for investments in the comparable period in 2005. The increase in cash used for investments reflects an increase in notes receivable from PBG and higher capital spending, primarily as a result of timing of our fleet and marketing equipment spending.
     Through the second quarter of 2006, we generated $866 million from financing activities, which is $760 million higher than the cash generated in the comparable period in 2005. This increase in cash from financing activities is driven by the net proceeds from U.S. bond issuance of $793 million and higher short-term borrowings, partially offset by repayment of our debt and lapping of the 2005 debt issuances.
Liquidity and Capital Resources
     On March 30, 2006, we issued $800 million of 5.50% senior notes due 2016 (the “Notes”). The net proceeds received, after deducting the underwriting discount and offering expenses, were approximately $793 million. We distributed $356 million of the net proceeds to PBG to repay their outstanding commercial paper balance. The balance of the proceeds is currently invested in short-term investments and will be used to repay our 2.45% senior notes outstanding due in October of 2006.
     The Notes are general unsecured obligations and rank on an equal basis with all of our other existing and future unsecured indebtedness and are senior to all of our future subordinated indebtedness. The Notes contain covenants that are similar to those contained under existing senior notes. We are in compliance with all debt covenants.
     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisition and working capital requirements for PBG and us for the foreseeable future.
     In March 2006, PBG entered into a $450 million committed revolving credit facility (“2006 Agreement”) which expires in March 2011 and increased their existing facility, which expires in April 2009, from $500 million to $550 million. PBG’s $1 billion of committed credit facilities are guaranteed by us and support PBG’s $1 billion commercial paper program. Subject to certain conditions stated in the 2006 Agreement, PBG may borrow, prepay and reborrow amounts under the 2006 Agreement at any time during the term of the 2006 Agreement. Funds borrowed may be used for general corporate purposes, including supporting the commercial paper program. The 2006 Agreement also provides that standby letters of credit may be issued on behalf of PBG up to $250 million.
     The 2006 Agreement contains customary representations, warranties and events of default in addition to certain financial covenants. PBG is in compliance with all debt covenants.
     At June 17, 2006 PBG had no outstanding commercial paper. PBG had $355 million outstanding in commercial paper at December 31, 2005.
Contractual Obligations
     As of June 17, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption “Contractual Obligations.”

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

PART II – OTHER INFORMATION
Item 1.
Legal Proceedings
     On May 10, 2006, we met with representatives of the Michigan Department of Environmental Quality (the “DEQ”) regarding certain previous waste water permit violations at our bottling plant in Howell, Michigan. At that meeting, we learned that the DEQ would seek monetary sanctions that we believe will exceed $100,000. We believe that in no event will such sanctions or other associated costs be material to our results of operations or financial condition.
Item 6.
Exhibits

Exhibit No.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.1	Financial statements of PBG for the quarter ended June 17, 2006, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG’s 7% Senior Notes due in 2029.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC

(Registrant)

Date: July 24, 2006	/s/ Andrea L. Forster

Andrea L. Forster
Principal Accounting Officer

Date: July 24, 2006	/s/ Alfred H. Drewes

Alfred H. Drewes
Principal Financial Officer