Form 10-Q
period 2006-09-09
BOTTLING GROUP LLC
filed 2006-10-17
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐       NO☑

Bottling Group, LLC
Index

Page No.
Part I Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations - 12 and 36 weeks ended September 9, 2006 and September 3, 2005	2

Condensed Consolidated Statements of Cash Flows - 36 weeks ended September 9, 2006 and September 3, 2005	3

Condensed Consolidated Balance Sheets - September 9, 2006 and December 31, 2005	4

Notes to Condensed Consolidated Financial Statements	5-15

Item 2. Management’s Financial Review	16-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II Other Information

Item 6. Exhibits	28
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: THE PEPSI BOTTLING GROUP, INC. FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Net revenues	$3,460	$3,214	$8,965	$8,223
Cost of sales	1,851	1,695	4,770	4,306

Gross profit	1,609	1,519	4,195	3,917
Selling, delivery and administrative expenses.	1,228	1,127	3,392	3,113

Operating income	381	392	803	804
Interest expense	56	43	157	125
Interest income	45	18	113	46
Other non-operating (income) expenses, net	—	(1)	9	—

Income before income taxes	370	368	750	725
Income tax expense	1	13	14	30

Net income	$369	$355	$736	$695

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	36 Weeks Ended
	September	September
	9, 2006	3, 2005
Cash Flows – Operations
Net income	$736	$695
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	434	420
Amortization	9	10
Deferred income taxes	(43)	2
Stock-based compensation	45	—
Other non-cash charges and credits, net	132	121
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(532)	(412)
Inventories	(162)	(84)
Prepaid expenses and other current assets	(28)	(7)
Accounts payable and other current liabilities	390	332
Income taxes payable	36	(10)

Net change in operating working capital	(296)	(181)

Pension contributions	(1)	(30)
Other, net	(40)	(51)

Net Cash Provided by Operations	976	986

Cash Flows – Investments
Capital expenditures	(521)	(489)
Proceeds from sale of property, plant and equipment	6	15
Acquisitions of bottlers, net of cash acquired	(33)	(1)
Notes receivable from PBG, net	(804)	(557)
Other investing activities, net	4	5

Net Cash Used for Investments	(1,348)	(1,027)

Cash Flows – Financing
Short-term borrowings, net	77	17
Proceeds from long-term debt	793	36
Payments of long-term debt	(99)	(9)
Excess tax benefit from exercise of stock options	1	—

Net Cash Provided by Financing	772	44

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(1)

Net Increase in Cash and Cash Equivalents	398	2
Cash and Cash Equivalents – Beginning of Period	346	177

Cash and Cash Equivalents – End of Period	$744	$179

Supplemental Cash Flow Information
Interest paid	$128	$115

Income taxes paid	$20	$37

Changes in accounts payable related to capital expenditures	$(38)	$(45)

Capital lease additions	$19	$2

Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers.	$20	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	September	December
	9, 2006	31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$744	$346
Accounts receivable, less allowance of $56 at September 9, 2006 and $51 at December 31, 2005	1,733	1,186
Inventories	638	458
Prepaid expenses and other current assets	295	274

Total Current Assets	3,410	2,264

Property, plant and equipment, net	3,738	3,643
Other intangible assets, net	3,804	3,814
Goodwill	1,547	1,516
Notes receivable from PBG	3,188	2,384
Other assets	127	124

Total Assets	$15,814	$13,745

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,821	$1,456
Short-term borrowings	163	71
Current maturities of long-term debt	514	588

Total Current Liabilities	2,498	2,115

Long-term debt	3,745	2,943
Other liabilities	762	681
Deferred income taxes	384	422
Minority interest	19	3

Total Liabilities	7,408	6,164

Owners’ Equity
Owners’ net investment	8,758	7,990
Accumulated other comprehensive loss	(352)	(395)
Deferred compensation	—	(14)

Total Owners’ Equity	8,406	7,581

Total Liabilities and Owners’ Equity	$15,814	$13,745

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
     We consolidate in our financial statements, entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary.
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

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks (FY 2006)/	September, October, November
	17 weeks (FY 2005)	and December
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.3% of Bottling LLC and PepsiCo owns the remaining 6.7% as of September 9, 2006.
Note 2 – Seasonality of Business
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
Note 3 – New Accounting Standards
FASB Interpretation No. 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 157
     In September 2006, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 157 , Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with PBG’s defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
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
     Total share-based compensation expense is recognized in selling, delivery and administrative expenses in the Condensed Consolidated Statement of Operations. Share-based compensation expense, both on a pre-tax and after-tax basis, was $14 million and $45 million for the 12 weeks and 36 weeks ended September 9, 2006, respectively.
     The following table shows the effect on net income for the 12 and 36 weeks ended September 3, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	12 Weeks Ended	36 Weeks Ended
	September	September
	3, 2005	3, 2005
Net income:
As reported	$355	$695
Add: Total share-based employee compensation included in reported net income, net of taxes	—	—
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes	(16)	(48)

Pro forma	$339	$647

Share-Based Long-Term Incentive Compensation Plans
     Prior to 2006, we granted non-qualified PBG stock options to certain employees, including middle and senior management under PBG’s share-based long-term incentive compensation plans (“incentive plans”). Additionally, we granted PBG restricted stock and PBG restricted stock units to certain senior executives.
     Beginning in 2006, we have granted a mix of PBG stock options and PBG restricted stock units to middle and senior management employees under PBG’s incentive plans.
     Shares of PBG stock available for future issuance to Bottling LLC’s employees under existing plans were 11.1 million at September 9, 2006.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted average assumptions for options granted during the 12 and 36 weeks ended September 9, 2006 and September 3, 2005:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Risk-free interest rate	5.0%	4.0%	4.7%	4.1%
Expected term (in years)	5.7	5.8	5.7	5.8
Expected volatility	27%	28%	27%	28%
Expected dividend yield	1.5%	1.1%	1.5%	1.1%

Estimated fair value per option granted	$10.22	$8.59	$8.75	$8.67
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
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are exercised over the exercise price of the options. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the 36 weeks ended September 9, 2006, we recognized $749 thousand in tax benefits from the exercise of equity awards, of which $546 thousand was recorded as excess tax benefits in the Condensed Consolidated Statements of Cash Flows, resulting in a decrease of cash from operations and an increase in cash from financing of $546 thousand.
     As of September 9, 2006, there was approximately $100 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
     PBG stock options expire after 10 years and prior to the 2006 grant year were generally exercisable 25 percent after each of the first two years, and the remainder after three years. Beginning in 2006, new stock option grants will vest ratably over three years.
     The following table summarizes PBG option activity for Bottling LLC employees during the 36 weeks ended September 9, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price per	Term	Intrinsic
Options	(in millions)	Share	(Years)	Value
Outstanding at January 1, 2006	38.1	$22.54
Granted	3.1	$29.67
Exercised	(7.4)	$19.19
Forfeited or expired	(0.6)	$27.57
Outstanding at September 9, 2006	33.2	$24.04	6.5	$332

Exercisable at September 9, 2006	20.5	$21.22	5.4	$263
     The aggregate intrinsic value in the table above is before income taxes, based on PBG’s closing stock price of $34.05 as of the last business day of the period ended September 9, 2006.
     During the 12 and 36 weeks ended September 9, 2006, the total intrinsic value of PBG stock options exercised was $45 million and $98 million, respectively.
Restricted Stock and Restricted Stock Units
     PBG restricted stock and PBG restricted stock units granted to employees have vesting periods that range from two to five years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. All restricted stock and restricted stock unit awards are settled in shares of PBG common stock.
     The following table summarizes PBG restricted stock and PBG restricted stock unit activity for Bottling LLC employees during the 36 weeks ended September 9, 2006:

Restricted Stocks and	Shares	Weighted Average
Restricted Stock Units	(in millions)	Grant-Date Fair Value
Nonvested at January 1, 2006	0.9	$26.31
Granted	1.1	$29.51
Vested	—	$24.25
Forfeited	(0.3)	$23.97
Nonvested at September 9, 2006	1.7	$29.03
     There were no shares vested during the 12 weeks ended September 9, 2006. The total fair value of PBG shares vested during the 36 weeks ended September 9, 2006 was $1 million. The weighted average fair value of restricted stock units granted for the 12 weeks ended September 9, 2006 was $32.73.
Note 5 – Accounts Receivable

	September	December
	9, 2006	31, 2005
Trade accounts receivable	$1,540	$1,018
Allowance for doubtful accounts	(56)	(51)
Accounts receivable from PepsiCo	200	143
Other receivables	49	76

	$1,733	$1,186

Note 6 – Inventories

	September	December
	9, 2006	31, 2005
Raw materials and supplies	$261	$173
Finished goods	377	285

	$638	$458

Note 7 – Property, Plant and Equipment, net

	September	December
	9, 2006	31, 2005
Land	$288	$277
Buildings and improvements	1,383	1,299
Manufacturing and distribution equipment	3,594	3,425
Marketing equipment	2,426	2,334
Other	204	171

	7,895	7,506
Accumulated depreciation	(4,157)	(3,863)

	$3,738	$3,643

Note 8 – Other Intangible Assets, net and Goodwill

	September	December
	9, 2006	31, 2005
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$51	$53
Franchise/distribution rights	45	46
Other identified intangibles	32	39

	128	138

Accumulated amortization:
Customer relationships and lists	(10)	(9)
Franchise/distribution rights	(26)	(22)
Other identified intangibles	(14)	(18)

	(50)	(49)

Intangibles subject to amortization, net	78	89

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,105	3,093
Distribution rights	294	302
Trademarks	213	218
Other identified intangibles	114	112

Intangibles not subject to amortization	3,726	3,725

Total other intangible assets, net	$3,804	$3,814

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. For the 12 weeks ended September 9, 2006 and September 3, 2005 total amortization expense was $3 million and $3 million, respectively. For the 36 weeks ended September 9, 2006 and September 3, 2005 total amortization expense was $9 million and $10 million, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-Average	Estimated Aggregate Amortization Expense to be Incurred
	Amortization	Balance of	Fiscal Year Ending
	Period	2006	2007	2008	2009	2010
Customer relationships and lists	18 years	$1	$3	$3	$3	$3
Franchise/distribution rights	7 years	$1	$3	$2	$2	$2
Other identified intangibles	8 years	$1	$4	$3	$2	$1

     The changes in the carrying value of goodwill by reportable segment for the 36 weeks ended September 9, 2006 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 31, 2005	$1,240	$16	$260	$1,516
Purchase price allocations relating to recent acquisitions	—	—	27	27
Impact of foreign currency translation	13	—	(9)	4

Balance at September 9, 2006	$1,253	$16	$278	$1,547

     During the third quarter, the Company completed the acquisition of Bebidas Purificadas, S.A. de C.V. (Bepusa), a bottler in the northwestern region of Mexico. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Note 9 – Accounts Payable and Other Current Liabilities

	September	December
	9, 2006	31, 2005
Accounts payable	$578	$501
Trade incentives	199	185
Accrued compensation and benefits	227	211
Other accrued taxes	120	123
Accounts payable to PepsiCo	272	176
Other current liabilities	425	260

	$1,821	$1,456

Note 10 – Long-Term Debt
     On March 30, 2006, we issued $800 million of 5.50% senior notes due 2016 (the “Notes”). We distributed $356 million of the net proceeds to PBG to repay their outstanding commercial paper balance. The balance of the proceeds was used to repay our outstanding 2.45% senior notes in October of 2006.
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
     Components of our U.S. pension expense for the 12 and 36 weeks ended September 9, 2006 and September 3, 2005 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Service cost	$12	$11	$36	$32
Interest cost	19	17	57	52
Expected return on plan assets	(21)	(21)	(65)	(63)
Amortization of prior service cost	2	2	6	5
Amortization of net loss	9	7	27	21

Net pension expense for the defined benefit plans	21	16	61	47

Defined contribution plans expense	5	4	15	13

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$26	$20	$76	$60

     There were no contributions made to PBG’s U.S. pension plans for the 36 weeks ended September 9, 2006.
Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 and 36 weeks ended September 9, 2006 and September 3, 2005 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Service cost	$1	$1	$3	$2
Interest cost	5	5	14	15
Amortization of net loss	1	1	4	5

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$7	$21	$22

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

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
Net Revenues	9, 2006	3, 2005	9, 2006	3, 2005
U.S. & Canada	$2,559	$2,397	$7,017	$6,453
Europe	554	487	1,088	988
Mexico	347	330	860	782

Worldwide net revenues	$3,460	$3,214	$8,965	$8,223

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
Operating Income	9, 2006	3, 2005	9, 2006	3, 2005
U.S. & Canada	$279	$310	$681	$716
Europe	71	53	61	45
Mexico	31	29	61	43

Worldwide operating income	381	392	803	804
Interest expense	56	43	157	125
Interest income	45	18	113	46
Other non-operating (income) expenses, net	—	(1)	9	—

Income before income taxes	$370	$368	$750	$725

     For the 12 and 36 weeks ended September 9, 2006, operating income includes the impact of adopting SFAS 123R. The comparable periods in 2005 have not been restated as described in Note 4.

	September	December
Total Assets	9, 2006	31, 2005
U.S. & Canada	$12,927	$11,090
Europe	1,114	894
Mexico	1,773	1,761

Worldwide total assets	$15,814	$13,745

Note 13 – Comprehensive Income

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Net income	$369	$355	$736	$695
Net currency translation adjustment	57	48	34	45
Cash flow hedge adjustment (a)(b)	(2)	(6)	9	(9)

Comprehensive income	$424	$397	$779	$731

(a)	Net of taxes of $1 million and $(2) million for the 12 weeks ended September 9, 2006 and September 3, 2005, respectively.

(b)	Net of taxes of $1 million and $(1) million for the 36 weeks ended September 9, 2006 and September 3, 2005, respectively.
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

Item 2. Management’s Financial Review
Tabular dollars in millions
OVERVIEW
     Bottling Group, LLC (referred to as “Bottling LLC,” “we,” “our”, “us” and “Company”) is the principal operating subsidiary of The Pepsi Bottling Group (“PBG”) and consists of substantially all of the operations and the assets of PBG. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey.
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
     The Company uses the Black-Scholes-Merton option-valuation model to value PBG stock options, which requires the input of PBG stock price and subjective assumptions. These assumptions include the length of time employees will retain their vested PBG stock options before exercising them (“expected term”), the estimated volatility of PBG’s stock price, risk-free interest rate and PBG’s expected dividend yield. The expected term of PBG options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on a combination of historical volatility of PBG’s stock price and the implied volatility of PBG’s traded options. Dividend yield is management’s long-term estimate of PBG’s annual dividends to be paid as a percentage of share price.
     For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by approximately $70 million. Future changes in the subjective assumptions used in the Black-Scholes-Merton option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and consequently, the related amounts recognized in the Condensed Consolidated Statement of Operations. See Note 4 of our Condensed Consolidated Financial Statements for further discussion on our share-based compensation.
Financial Performance Results

	12 Weeks Ended			36 Weeks Ended
	September	September	%	September	September	%
	9, 2006	3, 2005	Change	9, 2006	3, 2005	Change
Net revenues	$3,460	$3,214	8%	$8,965	$8,223	9%

Gross profit	1,609	1,519	6%	4,195	3,917	7%

Operating income	381	392	(3)%	803	804	0%

Net income	$369	$355	4%	$736	$695	6%

Items Affecting Comparability of Our Financial Results

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Operating income
Impact of SFAS 123R	$(14)		$(45)
Net gain from HFCS litigation settlement		$16		$16
SFAS 123R
     Effective January 1, 2006, the Company adopted SFAS 123R Share-Based Payment, which requires that all stock-based payments be expensed based on the fair value of the awards at the time of grant. Prior to 2006, in accordance with existing accounting guidelines, the Company was not required to recognize this expense.
High Fructose Corn Syrup (“HFCS”) Litigation Settlement
     During the third quarter of 2005, the Company recorded a gain, net of strategic spending initiatives, related to the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup. As a result of the HFCS settlement, the Company decided to accelerate the implementation of strategic spending initiatives into 2005. Please see our Form 10-Q for the quarterly period ended September 3, 2005 for further details.
Tax Law Changes
     During the third quarter of 2006, tax law changes were enacted in Canada, Turkey, and in various U.S. jurisdictions resulting in a net decrease in income tax expense of $13 million. Please see our Income Tax Expense discussion in the Financial Performance section below for further details.
Financial Performance Discussion
     For the third quarter of 2006, net income increased four percent when compared with the similar period in the prior year. These results include a pre-tax charge of $14 million due to the adoption of SFAS 123R at the beginning of 2006 and a net gain of $13 million related to income tax law changes enacted in Canada, Turkey and in various U.S. jurisdictions. In addition, our growth in net income was negatively impacted by the net pre-tax gain of $16 million from the HFCS litigation settlement which is reflected in our prior year results.
     For the third quarter, worldwide operating income decreased three percent, which includes the four-percentage point negative impact from the Company’s adoption of SFAS 123R in 2006 and reflects the lapping of the four-percentage point net gain from the HFCS litigation settlement recorded in 2005. Excluding these items, operating results for the third quarter were strong and were primarily driven by increases in net revenue per case in each of our segments, coupled with solid volume trends across all segments. On a worldwide basis, revenues increased eight percent in the quarter versus the prior year, which helped contribute to a six percent increase in worldwide gross profit. Our strong revenue performance was partially offset by cost of sales increases, driven primarily by higher raw material costs, and increased operating expenses.
     Acquisitions in the U.S. and Mexico added approximately one-percentage point of growth to our volume and revenue in the quarter. The impact of foreign currency translation contributed less than one-percentage point of growth to each line item above operating income.

     Worldwide volume increased four percent in the third quarter of 2006 versus the prior year reflecting strong growth in our U.S. & Canada and Europe segments. In Mexico, volume excluding the impact of acquisitions decreased one percent in the quarter. This decrease was due to declines in carbonated soft drinks (CSDs) and in our bottled water and jug water business, which were partially offset by growth in our non-carbonated portfolio. In the U.S. & Canada, volume excluding the impact of acquisitions increased two percent, primarily due to double-digit growth in our non-carbonated portfolio. In Europe, volume grew eight percent as a result of double-digit growth in Russia and Turkey.
     Worldwide gross profit per case increased two percent in the quarter versus the prior year, driven primarily by net revenue per case growth of four percent and partially offset by a five percent increase in our cost of sales per case. Each of our segments delivered net revenue per case improvement, reflecting the Company’s strong focus on revenue management. In the U.S., net revenue per case increased three percent due to favorable rate improvements. Worldwide cost of sales per case increases were driven primarily by increases in raw material costs, coupled with package mix shifts due to stronger volume growth in higher priced non-carbonated products.
     Worldwide selling, delivery and administrative (“SD&A”) expenses increased nine percent in the quarter versus the prior year, including one and one half-percentage point increase for each of the adoption of SFAS 123R and the lapping of the $16 million net pre-tax gain from the HFCS litigation settlement which was included in our SD&A expenses in the prior year. In addition to these impacts, increases in the Company’s SD&A expenses were driven primarily by wage and benefit increases and strong volume growth, coupled with rising fuel and pension costs and planned investment spending in high growth European markets.
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

     Our full-year 2006 volume and operating results expectations are presented in the table below:

Forecasted 2006
versus 2005 growth
Worldwide Volume(1)	~ 3%
U.S. Volume(1)	~ 2%
Worldwide revenue(2)	7% to 8%
Worldwide net revenue per case	3% to 4%
Worldwide cost of sales per case	~ 5%
Operating Income(3)	(1)% to 1%

(1)	The additional week of volume as a result of the 53rd week in 2005 reduced our worldwide and U.S. volume growth in 2006 by approximately one-percentage point. On a constant territory basis, worldwide volume and U.S. volume are expected to grow about four percent and about three percent, respectively.

(2)	The additional week of revenue as a result of the 53rd week in 2005 reduced our worldwide revenue growth by approximately one-percentage point.

(3)	The impact of adopting SFAS 123R in 2006 is expected to result in a seven-percentage point reduction in our operating income.
Third Quarter 2006 Results
Volume

	12 Weeks Ended				36 Weeks Ended
	September 9, 2006 vs.				September 9, 2006 vs.
	September 3, 2005				September 3, 2005
		U.S. &				U.S. &
	Worldwide	Canada	Europe	Mexico	Worldwide	Canada	Europe	Mexico
Base volume	3%	2%	8%	(1)%	4%	4%	7%	2%
Acquisitions	1%	1%	0%	4%	1%	1%	0%	1%

Total Volume change	4%	3%	8%	3%	5%	5%	7%	3%

     Our reported worldwide physical case volume increased four percent in the third quarter and five percent in the first 36 weeks of 2006, when compared with similar periods of 2005. The increase in volume for both the quarter and on a year-to-date basis was driven by strong growth in our U.S. & Canada and Europe segments, coupled with the impact from acquisitions in the U.S. and Mexico.
     In our U.S. & Canada segment, volume increases, in both the quarter and on a year-to-date basis, were primarily driven by strong non-carbonated beverage sales.
     Excluding the impact of acquisitions, volume in the U.S. increased two percent in the third quarter and four percent on a year-to-date basis versus similar periods in 2005. This growth reflects volume increases in our take-home channel of two percent and five percent for the quarter and year-to-date period, respectively. Volume growth in this channel was primarily driven by double-digit increases in Club and Dollar stores as well as mass retailers and drug stores. In our cold drink channel, volume was about flat for the quarter driven by slowing trends in select areas of our foodservice business. On a year-to-date basis, cold drink volume increased three percent, as a result of strong results in the convenience and gas channel and in the foodservice channel during the first half of the year.

     From a brand perspective, strong growth in the U.S. for the quarter and year-to-date period versus the prior year was driven by double-digit growth in our non-carbonated portfolio, including trademark Aquafina, Lipton Iced Tea and our energy drinks. The introduction of new flavors in our Lipton brand, SoBe Lifewater and Aquafina Sparkling contributed to the increase in the third quarter. Our CSD portfolio in the U.S. had slight declines during the quarter and in the first 36 weeks of 2006, versus similar periods in 2005, driven primarily by declines in trademark Pepsi. Our flavored CSD portfolio decreased slightly during the quarter as a result of declines in Tropicana Twister. On a year-to-date basis, our flavored CSD portfolio increased slightly as a result of growth in trademark Mountain Dew during the first half of the year.
     In Canada, overall volume increased three and two percent for the quarter and year-to-date period, respectively, versus the prior year, reflecting strong growth in the take-home channel. From a brand perspective, growth in the quarter and year-to-date period was driven largely by double-digit growth in our non-carbonated portfolio, including trademark Aquafina, and partially offset by softness in our CSD portfolio.
     In Europe, overall volume grew eight percent for the quarter and seven percent for the year-to-date period versus the prior year, driven primarily by double-digit increases in Russia and Turkey. Solid growth in our non-carbonated portfolio, trademark Pepsi and local brands helped drive overall volume growth in these countries.
     In Mexico, excluding the impact of acquisitions, volume decreased one percent during the quarter versus the prior year, driven primarily by declines in CSDs of approximately one percent and declines of two percent in our bottled water business and four percent in our jug water business. These declines were partially offset by growth in our non-carbonated portfolio. On a year-to-date basis, excluding the impact of acquisitions, volume increased two percent, driven primarily by increases in our bottled water business in the first half of the year and growth in our non-carbonated portfolio, which was introduced in 2005.
Net Revenues

	12 Weeks Ended				36 Weeks Ended
	September 9, 2006 vs.				September 9, 2006 vs.
	September 3, 2005				September 3, 2005
		U.S. &				U.S. &
	Worldwide	Canada	Europe	Mexico	Worldwide	Canada	Europe	Mexico
Volume impact	3%	2%	8%	(1)%	4%	4%	7%	2%

Net price per case impact (rate/mix)	4%	3%	5%	5%	4%	3%	4%	6%

Acquisitions	1%	1%	0%	4%	1%	1%	0%	2%

Currency translation	0%	1%	1%	(3)%	0%	1%	(1)%	0%

Total Net Revenues change	8%	7%	14%	5%	9%	9%	10%	10%

     Worldwide net revenues were $3.5 billion for the third quarter and $9.0 billion on a year-to-date basis, increasing eight and nine percent, respectively over similar periods in 2005. The increases in worldwide net revenues for the quarter and on a year-to-date basis were driven primarily by increases in net price per case and strong volume growth. In the third quarter, our U.S. & Canada segment generated approximately 74 percent of our worldwide revenues. Our Europe segment generated 16 percent of our revenues and Mexico generated the remaining 10 percent. On a year-to-date basis, approximately 78 percent of our revenues were generated in our

U.S. & Canada segment, 12 percent was generated by Europe and the remaining 10 percent was generated by Mexico.
     In the U.S. & Canada, net revenues increased seven percent in the third quarter and nine percent for the first 36 weeks of 2006, when compared with similar periods in 2005. The increases for the quarter and year-to-date period were driven primarily by volume growth and increases in net price per case, mostly due to rate improvements. In the U.S., net price per case improved three percent for both the third quarter and year-to-date period.
     In Europe, net revenue increased 14 percent for the third quarter and 10 percent for the first 36 weeks of 2006 versus the prior year, driven primarily by strong volume growth in Russia and Turkey and increases in net price per case.
     Net revenues in Mexico grew five percent in the third quarter and 10 percent for the first 36 weeks of 2006 versus the prior year, driven primarily by net price per case increases and the impact of acquisitions, coupled with volume growth on a year-to-date basis. Increases in net price per case were driven mostly by rate increases, implemented in the latter part of 2005, coupled with a favorable mix shift to higher priced products.
Cost of Sales

	12 Weeks Ended	36 Weeks Ended
	September 9, 2006 vs.	September 9, 2006 vs.
	September 3, 2005	September 3, 2005
	Worldwide	Worldwide
Volume impact	3%	4%

Cost per case impact	5%	5%

Acquisitions	1%	1%

Currency translation	0%	1%

Total Cost of Sales change	9%	11%

     Worldwide cost of sales was $1.9 billion in the third quarter of 2006 and $4.8 billion for the first 36 weeks of 2006, increasing nine percent and 11 percent, respectively, over similar periods in 2005. The growth in cost of sales for the quarter and on a year-to-date basis was driven primarily by cost per case increases and volume growth. Worldwide cost per case increases were driven primarily by increases in raw material costs and package mix shifts. Mix changes in package were driven by volume growth in higher priced non-carbonated products.
     In our U.S. & Canada segment, cost of sales increases were consistent with our worldwide trends, increasing nine percent in the third quarter of 2006 and 11 percent for the first 36 weeks of 2006, when compared to similar periods in the prior year. These increases were driven primarily by increases in cost per case, coupled with volume growth and a one-percentage point impact from acquisitions. The increases in cost per case resulted from rate increases in packaging and ingredients, coupled with the impact of mix shifts to higher priced non-carbonated products.
     In Europe, cost of sales grew in line with our worldwide cost of sales in the third quarter and on a year-to-date basis, when compared to the prior year. This increase was primarily driven by strong volume growth, coupled with cost per case increases in the low single digits.
     In Mexico, cost of sales increased in the mid to high single digits in the third quarter and on a year-to-date basis, when compared to the prior year, driven predominantly by cost per case increases, coupled with the impact of acquisitions. The increases in cost per case were primarily driven by higher manufacturing overhead costs and negative mix shifts as a result of softer volume in our jug water and bottled water business.
Selling, Delivery and Administrative Expenses

	12 Weeks Ended	36 Weeks Ended
	September 9, 2006 vs.	September 9, 2006 vs.
	September 3, 2005	September 3, 2005
	Worldwide	Worldwide
Cost impact	5%	6%

Adoption of SFAS 123R [1]	1%	1%

HFCS Settlement in 2005 [1]	2%	1%

Acquisitions	1%	1%

Currency translation	0%	0%

Total SD&A change	9%	9%

[1]-	Each of these items was approximately 1.5% in the third quarter. For third quarter presentation purposes the adoption of SFAS 123R was rounded to 1% and the impact from the lapping of the HFCS settlement was rounded to 2%.
     Worldwide SD&A expenses were $1.2 billion in the third quarter and $3.4 billion for the first 36 weeks of 2006, a nine percent increase over similar periods in 2005. Increases in worldwide SD&A expenses were driven primarily by strong volume growth which impacted the variable components of our SD&A expenses, higher wage and benefit costs, increased fuel and pension costs and planned investment spending in high growth European markets. These increases were coupled with the impact of SFAS 123R in 2006 and the lapping of the net pre-tax gain of $16 million from the HFCS litigation settlement which reduced our SD&A in 2005.
Operating Income
     Worldwide operating income was $381 million in the third quarter, a three percent decrease over 2005. On a year-to-date basis, worldwide operating income was $803 million, a less than one percent decrease over 2005. The decline in operating income for the quarter and the flat performance for the year-to-date period was primarily driven by the Company’s adoption of SFAS 123R in 2006 and the lapping of the net gain from the HFCS litigation settlement recorded in the prior year.
     The impact of adopting SFAS 123R reduced our operating income by four percentage points in the third quarter and six percentage points for the 36 weeks ended 2006. The lapping of the net gain from the HFCS litigation settlement, which was recorded as a reduction to SD&A in 2005, reduced our operating income growth by four percentage points in the third quarter and two percentage points in the year-to-date period. Excluding these items, operating results for the third quarter and year-to-date period were strong and reflected increases in net revenue per case in each of our segments, coupled with solid volume trends across all segments, and partially offset by higher raw material costs and increased operating expenses.

Interest Expense
     Interest expense increased $13 million in the third quarter and $32 million on a year-to-date basis, versus the prior year, largely due to our March 30, 2006 debt issuance and higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable-rate debt.
Interest Income
     Interest income increased $27 million in the third quarter and $67 million on a year-to-date basis, versus the prior year, driven primarily by higher effective interest rates coupled with additional loans made to PBG.
Other Non-operating Expenses, net
     Other non-operating expenses were less than $1 million in the third quarter, a slight increase compared to the prior year other non-operating income of $1 million. Other non-operating expenses increased $9 million on a year-to-date basis, versus the prior year, primarily driven by foreign exchange losses associated with the devaluation of the Turkish lira. This devaluation caused transactional losses due to the revaluation of our U.S. dollar denominated liabilities in Turkey, which were repaid in June of 2006.
Income Tax Expense
     Bottling LLC is a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributive shares of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on their percentage ownership in Bottling LLC. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the 36 weeks ended September 9, 2006 and September 3, 2005 was 1.8% and 4.1%, respectively. The decrease in our effective tax rate versus the prior year is due primarily to the reversal of previously established valuation allowances on tax assets driven by improved profitability trends in certain European jurisdictions. During the third quarter, changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These law changes enabled us to remeasure our net deferred tax liabilities using lower tax rates which resulted in us recognizing reduced income tax expense in the quarter.
Liquidity and Financial Condition
Cash Flows
     Through the third quarter of 2006, Bottling LLC generated $976 million of net cash provided by operations, which is $10 million lower than the cash generated in the comparable period in 2005. The decrease was driven by timing of collections on accounts receivable and higher growth in inventories as a result of timing of purchases of certain raw materials, partially offset by higher interest income received from PBG and the timing of pension contributions.
     Through the third quarter of 2006, cash used for investments was $1,348 million, which is $321 million higher than the cash used for investments in the comparable period in 2005. The increase in cash used for investments reflects an increase in notes receivable from PBG, higher capital spending due to investments in water production lines and payment for the Bepusa acquisition in Mexico.
     Through the third quarter of 2006, we generated $772 million from financing activities, which is $728 million higher than cash provided by financing activities in the comparable period of 2005.

This increase in cash from financing activities is driven primarily by higher net proceeds from debt issuances and higher short-term borrowings, partially offset by repayment of our borrowings.
Liquidity and Capital Resources
     On March 30, 2006, we issued $800 million of 5.50% senior notes due 2016 (the “Notes”). The net proceeds received, after deducting the underwriting discount and offering expenses, were approximately $793 million. We distributed $356 million of the net proceeds to PBG to repay their outstanding commercial paper balance. The balance of the proceeds was used to repay our outstanding 2.45% senior notes in October of 2006.
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
     At September 9, 2006 PBG had no outstanding commercial paper. PBG had $355 million outstanding in commercial paper at December 31, 2005.
Contractual Obligations
     As of September 9, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption “Contractual Obligations.”

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

PART II – OTHER INFORMATION
Item 6.
Exhibits

Exhibit No.
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.1	The Pepsi Bottling Group, Inc. (“PBG”) Form 10-Q for the quarterly period ended September 9, 2006, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG’s 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC.
(Registrant)

Date: October 17, 2006	/s/ Andrea L. Forster
Andrea L. Forster
Principal Accounting Officer

Date: October 17, 2006	/s/ Alfred H. Drewes

Alfred H. Drewes
Principal Financial Officer