Form 10-Q
period 2007-03-24
BOTTLING GROUP LLC
filed 2007-05-01
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2007 (12 weeks)
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-80361-01
BOTTLING GROUP, LLC
(Exact name of registrant as specified in its charter)

Delaware	13-4042452

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Pepsi Way, Somers, New York	10589

(Address of principal executive offices)	(Zip Code)
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

Bottling Group, LLC
Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - 12 weeks ended March 24, 2007 and March 25, 2006	2

	Condensed Consolidated Statements of Cash Flows - 12 weeks ended March 24, 2007 and March 25, 2006	3

	Condensed Consolidated Balance Sheets - March 24, 2007 and December 30, 2006	4

	Notes to Condensed Consolidated Financial Statements	5-12

Item 2.	Management’s Financial Review	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II	Other Information

Item 6.	Exhibits	22
EX-10.1: PRIVATE LIMITED COMPANY AGREEMENT OF PR BEVERAGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: THE PEPSI BOTTLING GROUP, INC. FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended
	March	March
	24, 2007	25, 2006
Net revenues	$2,466	$2,367
Cost of sales	1,343	1,271

Gross profit	1,123	1,096
Selling, delivery and administrative expenses	1,004	977

Operating income	119	119
Interest expense	53	45
Interest income	44	29
Other non-operating expenses, net	1	—
Minority interest	1	—

Income before income taxes	108	103
Income tax expense	6	5

Net income	$102	$98

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	12 Weeks Ended
	March	March
	24, 2007	25, 2006
Cash Flows – Operations
Net income	$102	$98
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	144	139
Deferred income taxes	(6)	(10)
Stock-based compensation	14	16
Other non-cash charges and credits, net	43	42
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(13)	(5)
Inventories	(125)	(95)
Prepaid expenses and other current assets	81	32
Accounts payable and other current liabilities	14	11
Income taxes payable	—	4

Net change in operating working capital	(43)	(53)
Pension contributions	(1)	—
Other, net	(19)	(16)

Net Cash Provided by Operations	234	216

Cash Flows – Investments
Capital expenditures	(174)	(171)
Acquisitions, net of cash acquired	(49)	—
Proceeds from sale of property, plant and equipment	4	3
Notes receivable from PBG, net	(98)	(199)
Other investing activities, net	6	—

Net Cash Used for Investments	(311)	(367)

Cash Flows – Financing
Short-term borrowings, net	12	56
Payments of long-term debt	(8)	(61)

Net Cash Provided by (Used for) Financing	4	(5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	2

Net Decrease in Cash and Cash Equivalents	(77)	(154)
Cash and Cash Equivalents – Beginning of Period	441	346

Cash and Cash Equivalents – End of Period	$364	$192

Supplemental Cash Flow Information

Interest paid	$38	$37

Income taxes paid	$12	$12

Changes in accounts payable related to capital expenditures	$(30)	$(35)

Capital lease additions	$2	$7

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	March	December
	24, 2007	30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$364	$441
Accounts receivable, less allowance of $47 at March 24, 2007 and $50 at December 30, 2006	1,343	1,331
Inventories	657	533
Prepaid expenses and other current assets	281	355

Total Current Assets	2,645	2,660

Property, plant and equipment, net	3,758	3,776
Other intangible assets, net	3,793	3,768
Goodwill	1,485	1,490
Notes receivable from PBG	3,245	3,147
Other assets	121	114

Total Assets	$15,047	$14,955

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,539	$1,559
Short-term borrowings	255	242
Current maturities of long-term debt	10	16

Total Current Liabilities	1,804	1,817

Long-term debt	3,762	3,759
Other liabilities	924	863
Deferred income taxes	396	406
Minority interest	19	18

Total Liabilities	6,905	6,863

Owners’ Equity
Owners’ net investment (includes impact from adopting FIN 48 in fiscal year 2007 of ($45))	8,748	8,681
Accumulated other comprehensive loss	(606)	(589)

Total Owners’ Equity	8,142	8,092

Total Liabilities and Owners’ Equity	$15,047	$14,955

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts
Note 1—Basis of Presentation
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
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of Bottling Group, LLC, as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2006 amounts to conform to the 2007 presentation including a reclassification of certain miscellaneous costs incurred with product losses in the trade. We reclassified approximately $18 million from selling, delivery and administrative expenses to cost of goods sold in our Condensed Consolidated Statement of Operations for the 12 weeks ended March 25, 2006. Beginning with our fiscal year 2007, we have recorded trade-related product losses in cost of goods sold.
     When used in these Condensed Consolidated Financial Statements, “Bottling LLC,” “we,” “our,” “us” and the “Company” each refers to Bottling Group, LLC (“Bottling LLC”).
     We consolidate in our financial statements, entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by Bottling LLC for each respective period.
     Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter Second Quarter Third Quarter Fourth Quarter	12 weeks 12 weeks 12 weeks 16 weeks	January and February March, April and May June, July and August September, October, November and December
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.3% of Bottling LLC and PepsiCo owns the remaining 6.7% as of March 24, 2007.
Note 2—Seasonality of Business
     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because sales of our products are seasonal, especially in our Europe segment where sales volumes tend to be more sensitive to weather conditions. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality. From a cash flow perspective, the majority of our cash flow from operations is generated in the third and fourth quarters.
Note 3—New Accounting Standards
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective December 30, 2006 we adopted the balance sheet recognition provisions of this standard and accordingly recognized the funded status of each of the pension, postretirement and other similar plans PBG sponsors. Effective for fiscal year ending 2008, we will be required to measure our plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of the change in measurement date on our Consolidated Financial Statements.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the potential impact of this standard on our Consolidated Financial Statements.
Note 4—Share-Based Compensation
     We offer PBG stock option awards and restricted stock units as our primary form of long-term incentive compensation. Stock option awards generally vest over three years and have a 10 year term. Restricted stock unit awards generally vest over three years and are settled in shares of PBG stock after the vesting period.
     Share-based compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations. The Company uses the Black-Scholes-Merton option-valuation model to value stock option awards. The fair value of restricted stock unit awards is based on the fair value of PBG stock on the date of grant.

     Total share-based compensation expenses is recognized in selling, delivery and administrative expenses in our Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended
	March 24,	March 25,
	2007	2006
Total share-based compensation expense	$14	$16
     During each of the 12 week periods ended March 24, 2007 and March 25, 2006, we granted approximately 3 million options at a weighted average fair value of $8.15 and $8.62, respectively.
     During each of the 12 week periods ended March 24, 2007 and March 25, 2006, we granted approximately 1 million restricted stock units at a weighted average fair value of $30.85 and $29.32, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $113 million as of March 24, 2007. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Note 5—Balance Sheet Details

	March	December
	24, 2007	30, 2006
Accounts Receivable
Trade accounts receivable	$1,158	$1,163
Allowance for doubtful accounts	(47)	(50)
Accounts receivable from PepsiCo	179	168
Other receivables	53	50

	$1,343	$1,331

Inventories
Raw materials and supplies	$254	$201
Finished goods	403	332

	$657	$533

Property, Plant and Equipment, net
Land	$288	$291
Buildings and improvements	1,409	1,404
Manufacturing and distribution equipment	3,741	3,705
Marketing equipment	2,432	2,425
Capital leases	61	60
Other	156	162

	8,087	8,047
Accumulated depreciation	(4,329)	(4,271)

	$3,758	$3,776

Accounts Payable and Other Current Liabilities
Accounts payable	$533	$525
Accounts payable to PepsiCo	295	234
Trade incentives	145	194
Accrued compensation and benefits	183	237
Other accrued taxes	88	111
Accrued interest	59	49
Other current liabilities	236	209

	$1,539	$1,559

Note 6—Other Intangible Assets, net and Goodwill
     The components of other intangible assets are as follows:

	March	December
	24, 2007	30, 2006
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$52	$54
Franchise/distribution rights	45	45
Other identified intangibles	32	32

	129	131

Accumulated amortization:
Customer relationships and lists	(12)	(11)
Franchise/distribution rights	(28)	(27)
Other identified intangibles	(16)	(16)

	(56)	(54)

Intangibles subject to amortization, net	73	77

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,174	3,128
Distribution rights	287	297
Trademarks	208	215
Other identified intangibles	51	51

Intangibles not subject to amortization	3,720	3,691

Total other intangible assets, net	$3,793	$3,768

     During the first quarter, we acquired franchise and bottling rights for select Cadbury Schweppes brands in Northern California from Nor-Cal Beverage Company, Inc. Through this acquisition, Bottling LLC has added Dr Pepper, Squirt and Hawaiian Punch to its beverage portfolio.
     Intangible asset amortization expense was $2 million and $3 million for the 12 weeks ended March 24, 2007 and March 25, 2006, respectively. Amortization expense for each of the next five years is estimated to be approximately $9 million or less.
     The changes in the carrying value of goodwill by reportable segment for the 12 weeks ended March 24, 2007 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 30, 2006	$1,229	$16	$245	$1,490
Purchase price allocations relating to acquisitions	1	—	—	1
Impact of foreign currency translation	1	—	(7)	(6)

Balance at March 24, 2007	$1,231	$16	$238	$1,485

Note 7— Pension and Postretirement Medical Benefit Plans
     Employee Benefit Plans
     PBG sponsors pension and other postretirement medical benefit plans in various forms in the United States and other similar plans outside the United States, covering employees who meet specified eligibility requirements.
     Defined Benefit Pension Plans
     Our U.S. employees participate in PBG’s noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union employees will not be eligible to participate in PBG’s U.S. defined benefit pension plans. All of PBG’s qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes.
     Defined Contribution Benefits
     Nearly all of our U.S. employees are also eligible to participate in PBG’s 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant’s pay. In addition, newly hired employees who are not eligible for the defined benefit pension plan will instead receive an additional Company contribution equal to two percent of their compensation into their 401(k) account.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations and are not included in the tables presented below.
     Components of our U.S. pension expense for the 12 weeks ended March 24, 2007 and March 25, 2006 are as follows:

	12 Weeks Ended
	March	March
	24, 2007	25, 2006
Service cost	$13	$12
Interest cost	21	19
Expected return on plan assets	(24)	(22)
Amortization of prior service cost	1	2
Amortization of net loss	9	9

Net pension expense for the defined benefit plans	20	20

Defined contribution plans expense	6	5

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$26	$25

     There were no contributions made to PBG’s U.S. pension plans for the 12 weeks ended March 24, 2007.
     Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 weeks ended March 24, 2007 and March 25, 2006 are as follows:

	12 Weeks Ended
	March	March
	24, 2007	25, 2006
Service cost	$1	$1
Interest cost	5	5
Amortization of net loss	1	1

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$7

Note 8—Income Taxes
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
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result recognized a $45 million decrease to owners’ net investment from the cumulative effect of adoption.
     As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our Condensed Consolidated Balance Sheet, is $82 million. Of this amount, approximately $70 million would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of January 1, 2007, we accrued approximately $42 million of gross interest and penalties, which are included in other liabilities.
     A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution.
     We file annual income tax returns in various United States (“U.S.”) state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution.
     The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include Canada, Russia and Mexico. In Canada, income tax audits have been completed for all tax years through the 2004 tax year. We are in agreement with the audit results except for one matter which we continue to dispute for our 1999 through 2004 tax years. We cannot reasonably estimate the impact on our Condensed Consolidated Financial Statements resulting from the outcome of this matter. The audit of our Canadian tax return for the 2005 tax year is scheduled to commence in the third quarter of 2007.
     In Russia, tax audits have been concluded for our 2002 through 2004 tax years. We continue to dispute certain matters relating to these tax years and do not anticipate the resolution of the open matters to significantly impact our financial statements. Our 2005 and 2006 tax years remain open in Russia and may be subject to audit in the future.
     The Mexican statute of limitations for the 2001 tax year is scheduled to close in the second quarter of 2007 and we cannot reasonably estimate the impact on our Condensed Consolidated Financial Statements resulting from the expiration of this statute of limitations at this time. The statute of limitations for our 2002 through 2006 Mexican tax returns remains open and may be subject to audit in the future.
Note 9—Segment Information
     We operate in one industry, carbonated soft drinks, and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. Bottling LLC manages and reports operating results through three reportable segments – U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, minority interest, foreign exchange gains and losses and income taxes.

	12 Weeks Ended
	March	March
	24, 2007	25, 2006
Net Revenues
U.S. & Canada	$2,102	$2,036
Europe	176	148
Mexico	188	183

Worldwide net revenues	$2,466	$2,367

Operating Income (Loss)
U.S. & Canada	$142	$139
Europe	(25)	(22)
Mexico	2	2

Worldwide operating income	119	119
Interest expense	53	45
Interest income	44	29
Other non-operating expenses, net	1	—
Minority interest	1	—

Income before income taxes	$108	$103

	March	December
	24, 2007	30, 2006
Total Assets
U.S. & Canada	$12,247	$12,072
Europe	1,071	1,072
Mexico	1,729	1,811

Worldwide total assets	$15,047	$14,955

Note 10—Comprehensive Income

	12 Weeks Ended
	March	March
	24, 2007	25, 2006
Net income	$102	$98
Currency translation adjustment	(34)	26
Cash flow hedge adjustment (a)	1	13
Amortization of prior service cost/loss in net periodic pension/postretirement cost to expense	11	N/A
Pension liability adjustment (b)	5	N/A

Comprehensive income	$85	$137

(a)	Net of taxes of $0 million and $1 million for the 12 weeks ended March 24, 2007 and March 25, 2006, respectively.

(b)	Net of taxes of $3 million for the 12 weeks ended March 24, 2007.
Note 11—Contingencies
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
Note 12—Subsequent Event
     On March 1, 2007, subsequent to the close of the quarter for our Europe segment, together with PepsiCo we formed PR Beverages Limited, a venture comprising PepsiCo’s concentrate and Bottling LLC’s bottling businesses in Russia. The venture will enable us to strategically invest in Russia to accelerate our growth.
     We have a majority interest in the venture and maintain management of the day-to-day operations. Accordingly, beginning with our second quarter, we will consolidate the venture into our financial results and record minority interest related to PepsiCo’s 40 percent interest in the venture. We do not anticipate this transaction to have a material impact on our Consolidated Statement of Operations.
     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our Company. Accordingly, concentrate purchases by the venture will be considered related party transactions.

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
     Bottling LLC operates in one industry, carbonated soft drinks, and other ready-to-drink beverages, and all of our segments derive revenue from these products. Bottling LLC manages and reports operating results through three reportable segments – U.S. & Canada, Europe which consists of operations in Spain, Greece, Russia and Turkey, and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
     Management’s Financial Review should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.
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
     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, management considers the following policies to be the most important to the portrayal of Bottling LLC’s financial condition and results of operations because they require the use of estimates, assumptions and the application of judgment:
•	Allowance for Doubtful Accounts;

•	Recoverability of Goodwill and Intangible Assets with Indefinite Lives;

•	Pension and Postretirement Medical Benefit Plans;

•	Share-Based Compensation; and

•	Income Taxes.
Income Taxes
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the manner in which tax positions, either permanent or temporary, should be reflected in the financial statements.
     In accordance with the adoption of FIN 48, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to, more likely than not, be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our results.
Financial Performance Results

	12 Weeks Ended
	March	March	%
	24, 2007	25, 2006	Change
Net revenues	$2,466	$2,367	4%

Gross profit	$1,123	$1,096	3%

Operating income	$119	$119	0%

Net income	$102	$98	4%
Financial Performance Discussion
     For the first quarter of 2007, net income increased four percent when compared with the similar period in the prior year. These results included a non-cash-tax charge of $2 million as a result of adopting FIN 48 in the first quarter. Please see Note 8 in the Notes to Condensed Consolidated Financial Statements for further discussion on FIN 48.
     The increase in net income was primarily attributable to flat operating income and increased interest income as a result of higher effective interest rates on our notes receivable coupled with additional loans made to PBG, partially offset by higher interest expense largely due to higher effective interest rates on our outstanding debt balances.
     Our operating income results for the quarter reflected strong revenue growth driven by positive growth across each reportable segment, which was partially offset by an increase in cost of sales. Worldwide net revenue per case grew by four percent during the first quarter of 2007 versus the prior year. Worldwide physical case volume was about flat in the first quarter of 2007 versus the prior year reflecting a one-percent decline in the U.S. and Canada and offset by strong growth in Europe and the impact of acquisitions in Mexico.
     Worldwide cost of sales per case for the quarter increased five percent versus the prior year driven primarily by increases in raw material costs such as concentrate and sweetener. Selling, delivery and administrative (“SD&A”) expenses increased three percent in the first quarter versus the prior year, reflecting wage and benefit increases, partially offset by cost productivity initiatives associated with technology improvements in our warehouses, improving our product configuration to eliminate complexity and streamlined customer account management. As a result, operating income of $119 million was flat for the quarter versus the first quarter of 2006.
Full-Year 2007 Outlook
     Our full-year 2007 outlook is unchanged, other than operating income, from the Company’s previous guidance discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. In March of 2007, we announced the formation of PR Beverages Limited, a venture comprised of PepsiCo Inc.’s (“PepsiCo”) concentrate and PBG’s bottling businesses in Russia. As a result of consolidating the venture, our operating income is expected to increase.

The increase in operating income will be offset by PepsiCo’s 40 percent minority interest in the venture.
First Quarter 2007 Results
     Except where noted, tables and discussion are presented as compared to the similar period in the prior year.
Volume

	12 Weeks Ended
	March 24, 2007 vs.
	March 25, 2006
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	0%	(1)%	8%	(3)%
Acquisitions	0%	—	—	5%

Total Volume change	0%	(1)%	8%	2%

     Our reported worldwide physical case volume was about flat in the first quarter of 2007, driven by a one percent decline in our U.S. and Canada segment and offset primarily by strong growth in Europe and the impact of acquisitions in our Mexico segment.
     Volume in the U.S. decreased one percent, reflecting a two-percent decline in our cold drink channel and a flat performance in our take-home channel. Year over year comparisons were impacted by strong growth in the prior year. Volume declines in the quarter in these channels were attributable to softer volume in supermarkets and small format locations.
     From a brand perspective, in the U.S., our non-carbonated portfolio grew approximately 13 percent, driven by a 45-percent increase in Trademark Lipton, coupled with strong double-digit growth in water and energy drinks. The growth in our non-carbonated portfolio was more than offset by declines in our CSD portfolio which decreased five percent due primarily to declines in both Trademark Pepsi and flavored CSDs.
     In Canada, overall volume growth of one percent was driven primarily by double-digit growth in Trademark Aquafina and in our non-carbonated portfolio, and partially offset by a two-percent decline in CSDs. Growth in non-carbonated brands was boosted by solid gains from innovation including the introduction of Dole Sparklers.
     In our Europe segment, overall volume grew eight percent, driven primarily by a double-digit increase in Russia. Volume growth in Russia was generated primarily by double-digit increases across CSDs, water and other non-carbonated products.
     In our Mexico segment, overall volume increased two percent versus the prior year, driven by the impact from prior year acquisitions and partially offset by a three percent decline in base business volume. This decrease was mostly due to an eight-percent decline in CSDs which was partially attributable to abnormally cold weather in the North region of Mexico. Similarly, volume in our water portfolio was soft with bottled water flat to prior year and jugs down slightly. Volume in other non-carbonated products increased by high double-digits as a result of a strong portfolio of products, including Sun Light, Be Light, Gatorade and Aquas Frescos.

Net Revenues

	12 Weeks Ended
	March 24, 2007 vs.
	March 25, 2006
		U.S. &
	Worldwide	Canada	Europe	Mexico
Volume impact	0%	(1)%	8%	(3)%
Net price per case impact (rate/mix)	4%	4%	5%	5%
Acquisitions	0%	—	—	5%
Currency translation	0%	0%	6%	(4)%

Total Net Revenues change	4%	3%	19%	3%

     Worldwide net revenues were $2.5 billion for the first quarter of 2007, a four-percent increase over the similar period in the prior year. The increase in net revenues for the quarter was driven by increases in net price per case across all of our segments. In the first quarter, our U.S. & Canada segment, which includes 12 weeks of results versus our Mexico and Europe segments, which include only the months of January and February, generated the majority of our revenues, at approximately 85 percent of our worldwide revenues. Our Europe segment generated seven percent of our revenues and Mexico generated the remaining eight percent.
     In the U.S. & Canada, net revenues increased three percent in the first quarter of 2007, reflecting increases in net price per case. In the U.S., net revenue per case increased by four percent, driven by a five-percentage-point improvement in rate as a result of a favorable pricing environment, and offset by a one-percentage-point decline in mix.
     In Europe, net revenues increased 19 percent in the first quarter of 2007 as a result of strong volume growth and increases in net price per case, coupled with the positive impact of foreign currency translation.
     Net revenues in Mexico grew three percent in the first quarter of 2007. The growth was attributable to strong net price per case increases and the impact of prior year acquisitions, partially offset by volume declines and the negative impact of foreign currency translation.

Cost of Sales

12 Weeks Ended
March 24, 2007 vs.
March 25, 2006
Worldwide
Volume impact	0%
Cost per case impact	6%
Acquisitions	0%
Currency translation	0%

Total Cost of Sales change	6%

     Cost of sales was $1.3 billion in the first quarter of 2007, a six-percent increase over the prior year. The growth in cost of sales was driven by cost per case increases across all of our segments as a result of raw material cost increases such as concentrate and sweetener.
     In the U.S. and Canada, cost of sales increased in line with worldwide trends, driven by cost per case increases.
     In Europe, cost of sales grew in line with revenue growth, reflecting strong volume growth and cost per case increases, coupled with the negative impact of foreign currency translation.
     In Mexico, cost of sales increased in line with revenue growth, driven by the impact of acquisitions in the prior year and cost per case increases. These increases were partially offset by volume declines and the positive impact of foreign currency translation.
Selling, Delivery and Administrative Expenses

12 Weeks Ended
March 24, 2007 vs.
March 25, 2006
Worldwide
Cost impact	3%
Acquisitions	0%
Currency translation	0%

Total SD&A change	3%

     Worldwide SD&A expenses were $1.0 billion in the first quarter of 2007, a three-percent increase over the prior year. This increase was primarily attributable to higher wage and benefit costs across all of our segments, and partially offset by cost productivity initiatives associated with technology improvements in our warehouses, improving our product configuration to eliminate complexity and streamlined customer account management.

Interest Expense
     Interest expense increased $8 million in the first quarter of 2007, largely due to higher effective interest rates.
Interest Income
     Interest income increased $15 million in the first quarter of 2007, driven primarily by higher effective interest rates coupled with additional loans made to PBG.
Income Tax Expense
     Bottling LLC is a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributive shares of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on their percentage ownership in Bottling LLC. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Consolidated Statements of Operations. Our effective tax rate for the 12 weeks ended March 24, 2007 and March 25, 2006 was 5.8% and 4.9%, respectively. The increase in our effective tax rate is driven by higher tax contingencies as a result of adopting FIN 48.
Liquidity and Financial Condition
Cash Flows
     In the first quarter of 2007, Bottling LLC generated $234 million of net cash provided by operations, which was $18 million higher than the cash generated in 2006. The increase in net cash provided by operations was driven primarily by higher interest income received from PBG, partially offset by higher purchases of certain raw materials.
     In the first quarter of 2007, cash used for investments was $311 million, which was $56 million lower than the cash used for investments in 2006. The decrease in cash used for investments reflects a lower increase in notes receivable from PBG, partially offset by the acquisition of franchise and bottling rights of select Cadbury Schweppes brands in California, United States. Through this acquisition, Bottling LLC has added Dr Pepper, Squirt and Hawaiian Punch to its beverage portfolio.
     In the first quarter of 2007, we generated $4 million from financing activities as compared with a use of $5 million in 2006. This increase in cash from financing was driven primarily by lower repayments on our international debt in the current year, partially offset by lower short-term borrowings.
Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities, and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, and working capital requirements for the foreseeable future.
Contractual Obligations
     As of March 24, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, under the caption “Contractual Obligations.”

Off-Balance Sheet Arrangements
     PBG has committed revolving credit facilities of $450 million and $550 million which expire in March 2011 and April 2009, respectively. PBG’s combined committed credit facilities of $1 billion are guaranteed by us and support PBG’s $1 billion commercial paper program.
     PBG had $368 million and $115 million of outstanding commercial paper, at March 24, 2007 and December 30, 2006, respectively.
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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our market risks as disclosed in Item 7 to our Annual Report on Form 10-K for the year ended December 30, 2006.
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

PART II – OTHER INFORMATION
Item 6.
Exhibits

Exhibit No.
10.1	Private Limited Company Agreement of PR Beverages Limited dated as of March 1, 2007 among PBG Beverages Ireland Limited, PepsiCo (Ireland), Limited and PR Beverages Limited.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.1	The Pepsi Bottling Group, Inc. (“PBG”) Form 10-Q for the quarterly period ended March 24, 2007, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC (Registrant)
Date: April 30, 2007	/s/ Andrea L. Forster
Andrea L. Forster
Principal Accounting Officer and Managing Director

Date: April 30, 2007	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer