Form 10-Q
period 2007-06-16
BOTTLING GROUP LLC
filed 2007-07-24
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 16, 2007 (12 weeks)
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

Bottling Group, LLC
Index

		Page No.

Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations — 12 and 24 weeks ended June 16, 2007 and June 17, 2006	2

	Condensed Consolidated Statements of Cash Flows — 24 weeks ended June 16, 2007 and June 17, 2006	3

	Condensed Consolidated Balance Sheets — June 16, 2007 and December 30, 2006	4

	Notes to Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Financial Review	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II	Other Information

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	24
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: THE PEPSI BOTTLING GROUP INC FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006

Net revenues	$3,360	$3,138	$5,826	$5,505
Cost of sales	1,825	1,685	3,168	2,956

Gross profit	1,535	1,453	2,658	2,549
Selling, delivery and administrative expenses	1,215	1,150	2,219	2,127

Operating income	320	303	439	422
Interest expense	55	56	108	101
Interest income	47	39	91	68
Other non-operating (income) expenses, net	(3)	9	(2)	10
Minority interest	3	—	4	(1)

Income before income taxes	312	277	420	380
Income tax expense	11	8	17	13

Net income	$301	$269	$403	$367

See accompanying notes to Condensed Consolidated Financial Statements

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended	24 Weeks Ended
	June 16, 2007	June 17, 2006
Cash Flows — Operations
Net income	$403	$367
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	300	291
Deferred income taxes	(10)	(12)
Stock-based compensation	29	32
Other non-cash charges and credits, net	91	97
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(435)	(350)
Inventories	(193)	(190)
Prepaid expenses and other current assets	41	(6)
Accounts payable and other current liabilities	260	276
Income taxes payable	10	3

Net change in operating working capital	(317)	(267)

Pension contributions	(1)	(1)
Other, net	(30)	(26)

Net Cash Provided by Operations	465	481

Cash Flows — Investments
Capital expenditures	(374)	(355)
Acquisitions	(49)	—
Proceeds from sale of property, plant and equipment	6	4
Notes receivable from PBG, net	(331)	(738)
Other investing activities, net	6	—

Net Cash Used for Investments	(742)	(1,089)

Cash Flows — Financing
Short-term borrowings, net	196	136
Proceeds from long-term debt	—	793
Payments of long-term debt	(10)	(63)

Net Cash Provided by Financing	186	866

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(5)

Net (Decrease) Increase in Cash and Cash Equivalents	(87)	253
Cash and Cash Equivalents — Beginning of Period	441	346

Cash and Cash Equivalents — End of Period	$354	$599

Supplemental Cash Flow Information

Interest paid	$111	$92

Income taxes paid	$17	$21

Non Cash Transactions:

Changes in accounts payable related to capital expenditures	$(32)	$(22)

Capital lease additions	$2	$8

Acquisition of intangible asset	$315	$—

See accompanying notes to Condensed Consolidated Financial Statements

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	June 16, 2007	December 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$354	$441
Accounts receivable, less allowance of $50 at June 16, 2007 and December 30, 2006	1,785	1,331
Inventories	738	533
Prepaid expenses and other current assets	313	355

Total Current Assets	3,190	2,660

Property, plant and equipment, net	3,874	3,776
Other intangible assets, net	4,149	3,768
Goodwill	1,517	1,490
Notes receivable from PBG	3,478	3,147
Other assets	122	114

Total Assets	$16,330	$14,955

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,796	$1,559
Short-term borrowings	454	242
Current maturities of long-term debt	10	16

Total Current Liabilities	2,260	1,817

Long-term debt	3,759	3,759
Other liabilities	955	863
Deferred income taxes	413	406
Minority interest	337	18

Total Liabilities	7,724	6,863

Owners’ Equity
Owners’ net investment (includes impact from adopting FIN 48 in fiscal year 2007 of ($45))	9,067	8,681
Accumulated other comprehensive loss	(461)	(589)

Total Owners’ Equity	8,606	8,092

Total Liabilities and Owners’ Equity	$16,330	$14,955

See accompanying notes to Condensed Consolidated Financial Statements

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
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of Bottling Group, LLC, as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
     When used in these Condensed Consolidated Financial Statements, “Bottling LLC,” “we,” “our,” “us” and the “Company” each refers to Bottling Group, LLC (“Bottling LLC”).
     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2006 amounts to conform to the 2007 presentation, including a reclassification of certain miscellaneous costs incurred with product losses in the trade. We reclassified approximately $19 million and $37 million from selling, delivery and administrative expenses to cost of sales in our Condensed Consolidated Statements of Operations for the 12 weeks and 24 weeks ended June 17, 2006, respectively. Beginning with our fiscal year 2007, we have recorded trade-related product losses in cost of sales.
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
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.3% of Bottling LLC and PepsiCo owns the remaining 6.7% as of June 16, 2007.
     We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by Bottling LLC for each respective period.

     On March 1, 2007, together with PepsiCo we formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. In connection with the formation of this venture, Bottling LLC contributed its business in Russia to PR Beverages and PepsiCo issued to PR Beverages bottling appointments for PepsiCo beverage products sold in Russia on the same terms as in effect for Bottling LLC immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products and PR Beverages contracted with a PepsiCo subsidiary to manufacture such concentrate. PepsiCo has also agreed to contribute an additional $83 million to the venture in the form of property, plant and equipment in the future.
     We have a majority interest in the venture and maintain management of the day-to-day operations. Beginning with our second quarter, we consolidated the venture into our financial results and recorded minority interest related to PepsiCo’s 40 percent interest in the venture. For further information about the PR Beverages venture see Note 6.
Note 2 — Seasonality of Business
     The results for the second quarter are not necessarily indicative of the results that may be expected for the full year because sales of our products are seasonal, especially in our Europe segment where sales tend to be more sensitive to weather conditions. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality. From a cash flow perspective, the majority of our cash flow from operations is generated in the third and fourth quarters.
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
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective December 30, 2006, the Company adopted the balance sheet recognition provisions of this standard and accordingly recognized the funded status of each of the pension, postretirement plans, and other similar plans PBG sponsors. Effective for fiscal year ending 2008, we will be required to measure our plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of the change in measurement date on our Consolidated Financial Statements.
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

Note 4 — Share-Based Compensation
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
     Total impact of share-based compensation in our Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended		24 Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006
Total share-based compensation expense	$15	$16	$29	$32
     During each of the 24 week periods ended June 16, 2007 and June 17, 2006, we granted approximately 3 million options at a weighted average fair value per share of $8.17 and $8.65, respectively.
     During each of the 24 week periods ended June 16, 2007 and June 17, 2006, we granted approximately 1 million restricted stock units at a weighted average fair value per share of $30.88 and $29.32, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $100 million as of June 16, 2007. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 5 — Balance Sheet Details

	June	December
	16, 2007	30, 2006
Accounts Receivable
Trade accounts receivable	$1,563	$1,163
Allowance for doubtful accounts	(50)	(50)
Accounts receivable from PepsiCo	208	168
Other receivables	64	50

	$1,785	$1,331

Inventories
Raw materials and supplies	$274	$201
Finished goods	464	332

	$738	$533

Property, Plant and Equipment, net
Land	$312	$291
Buildings and improvements	1,417	1,404
Manufacturing and distribution equipment	3,773	3,705
Marketing equipment	2,400	2,425
Capital leases	62	60
Other	160	162

	8,124	8,047
Accumulated depreciation	(4,250)	(4,271)

	$3,874	$3,776

Accounts Payable and Other Current Liabilities
Accounts payable	$613	$525
Accounts payable to PepsiCo	323	234
Trade incentives	191	194
Accrued compensation and benefits	217	237
Other accrued taxes	110	111
Accrued interest	45	49
Other current liabilities	297	209

	$1,796	$1,559

Note 6 — Other Intangible Assets, net and Goodwill
The components of other intangible assets are as follows:

	June	December
	16, 2007	30, 2006
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$54	$54
Franchise/distribution rights	45	45
Other identified intangibles	30	32

	129	131

Accumulated amortization:
Customer relationships and lists	(13)	(11)
Franchise/distribution rights	(29)	(27)
Other identified intangibles	(15)	(16)

	(57)	(54)

Intangibles subject to amortization, net	72	77

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,194	3,128
Licensing rights	315	—
Distribution rights	299	297
Trademarks	216	215
Other identified intangibles	53	51

Intangibles not subject to amortization	4,077	3,691

Total other intangible assets, net	$4,149	$3,768

     During the first quarter, we acquired franchise and bottling rights for select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc. Through this acquisition, Bottling LLC has added Dr Pepper, Squirt and Hawaiian Punch to its beverage portfolio in this region.
     As a result of the formation of the PR Beverages venture in the second quarter, we recorded licensing rights valued at $315 million, representing the fair value of the exclusive license and related rights granted by PepsiCo to PR Beverages to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. The licensing rights have an indefinite useful life and are not subject to amortization. For further information about the PR Beverages venture see Note 1.
     Intangible asset amortization expense was $3 million for each of the 12 weeks ended June 16, 2007 and June 17, 2006. Intangible asset amortization expense was $5 million and $6 million for the 24 weeks ended June 16, 2007 and June 17, 2006, respectively. Amortization expense for each of the next five years is estimated to be approximately $9 million or less.

     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 16, 2007 are as follows:

	U.S. & Canada	Europe	Mexico	Total
Balance at December 30, 2006	$1,229	$16	$245	$1,490
Purchase price allocations relating to acquisitions	1	—	(4)	(3)
Impact of foreign currency translation	29	—	1	30

Balance at June 16, 2007	$1,259	$16	$242	$1,517

     The purchase price allocations also include adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.
Note 7 — Pension and Postretirement Medical Benefit Plans
     Employee Benefit Plans
     PBG sponsors pension and other postretirement medical benefit plans in various forms in the United States and other similar plans outside the United States, covering employees who meet specified eligibility requirements.
     Defined Benefit Pension Plans
     Our U.S. employees participate in PBG’s noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees will not be eligible to participate in PBG’s U.S. defined benefit pension plans. All of PBG’s qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes.
     Defined Contribution Benefits
     Nearly all of our U.S. employees are also eligible to participate in PBG’s 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant’s pay. In addition, newly hired employees who are not eligible for the PBG defined benefit pension plan will instead receive an additional Company contribution equal to two percent of their compensation into their 401(k) account.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations and are not included in the tables presented below.

     Components of our U.S. pension expense for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Service cost	$12	$12	$25	$24
Interest cost	21	19	42	38
Expected return on plan assets	(23)	(22)	(47)	(44)
Amortization of prior service cost	2	2	3	4
Amortization of net loss	9	9	18	18

Net pension expense for the defined benefit plans	21	20	41	40

Defined contribution plans expense	7	5	13	10

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$28	$25	$54	$50

     There were no contributions made to PBG’s U.S. pension plans for the 24 weeks ended June 16, 2007.
     Postretirement Medical Benefits
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Service cost	$1	$1	$2	$2
Interest cost	4	4	9	9
Amortization of net loss	1	2	2	3

Total U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$6	$7	$13	$14

Note 8 — Income Taxes
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
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements.

We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result recognized a $45 million decrease to retained earnings from the cumulative effect of adoption.
     As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our Condensed Consolidated Balance Sheet, is $82 million. Of this amount, approximately $70 million would impact our effective tax rate, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of the beginning of our 2007 fiscal year, we accrued approximately $42 million of gross interest and penalties, which are included in other liabilities.
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
     In Russia, tax audits have been concluded for our 2002 through 2004 tax years. We continue to dispute certain matters relating to these tax years and do not anticipate the resolution of the open matters to significantly impact our financial statements. Our 2005 and 2006 tax years remain open in Russia, and certain legal entities are currently under audit.
     The Mexican statute of limitations for the 2001 tax year closed in the second quarter of 2007, the impact of which was not material to our Condensed Consolidated Financial Statements. The statute of limitations for our 2002 through 2006 Mexican tax returns remains open and may be subject to audit in the future.
Note 9 — Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. Bottling LLC manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Greece, Russia and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
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

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Net Revenues	16, 2007	17, 2006	16, 2007	17, 2006
U.S. & Canada	$2,527	$2,422	$4,629	$4,458
Europe	468	386	644	534
Mexico	365	330	553	513

Worldwide net revenues	$3,360	$3,138	$5,826	$5,505

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Operating Income (Loss)	16, 2007	17, 2006	16, 2007	17, 2006
U.S. & Canada	$284	$263	$426	$402
Europe	14	12	(11)	(10)
Mexico	22	28	24	30

Worldwide operating income	320	303	439	422
Interest expense	55	56	108	101
Interest income	47	39	91	68
Other non-operating (income) expenses, net	(3)	9	(2)	10
Minority interest	3	—	4	(1)

Income before income taxes	$312	$277	$420	$380

	June	December
Total Assets	16, 2007	30, 2006
U.S. & Canada	$12,897	$12,072
Europe	1,614	1,072
Mexico	1,819	1,811

Worldwide total assets	$16,330	$14,955

Note 10 — Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Net income	$301	$269	$403	$367
Currency translation adjustment	133	(49)	99	(23)
Cash flow hedge adjustment (a)	—	(2)	1	11
Amortization of prior service cost/ net loss in net periodic pension/postretirement cost to expense	12	N/A	23	N/A
Pension liability adjustment (b)	—	N/A	5	N/A

Comprehensive income	$446	$218	$531	$355

(a)	Net of taxes of $2 million and $0 million for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006, respectively.

(b)	Net of taxes of $3 million for the 24 weeks ended June 16, 2007.

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
     Bottling LLC operates in one industry, carbonated soft drinks, and other ready-to-drink beverages, and all of our segments derive revenue from these products. Bottling LLC manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Greece, Russia and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
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
Income Taxes
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the manner in which tax positions, either permanent or temporary, should be reflected in the financial statements.
     In accordance with the adoption of FIN 48, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based on its technical merits. If a tax position does not meet the more likely than not standard, a full reserve is established. Additionally, for a position that is determined to more likely than not be sustainable, we measure the benefit at the greatest cumulative probability of being realized and establish a reserve for the balance. A material change in our tax reserves could have a significant impact on our results.
FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	16, 2007	17, 2006	Change	16, 2007	17, 2006	Change
Net revenues	$3,360	$3,138	7%	$5,826	$5,505	6%
Gross profit	1,535	1,453	6%	2,658	2,549	4%
Operating income	320	303	6%	439	422	4%
Net income	301	269	12%	403	367	10%
     For the second quarter of 2007, net income increased 12 percent when compared with the results reported in the second quarter of 2006. Contributing to these results was growth in worldwide operating income of six percent and increased interest income attributable to higher effective interest rates on our notes receivable coupled with additional loans made to PBG. Our operating results for the quarter were driven primarily by a seven-percent increase in net revenues, which reflected rate gains across all segments. Growth in net revenues was partially offset by higher concentrate and sweetener costs and higher selling, delivery and administrative (“SD&A”) expenses.
     Growth in worldwide SD&A expenses of six percent was primarily attributable to higher wage and benefit costs across all segments, increases in marketplace investments in our international markets, specifically Russia, and the impact from the Bebidas
Purificadas, S.A. de C.V. (“Bepusa”) acquisition in Mexico in June of 2006. These increases were partially offset by cost productivity initiatives, specifically in our U.S. business, associated with technology improvements in warehousing and reductions in overall production costs.
     Worldwide physical case volume increased two percent in the second quarter of 2007 versus the prior year. This growth reflects a six-percent increase in our Europe segment, driven by an approximate 20-percent increase in our Russia business. The impact from the Bepusa acquisition added one percentage point of growth in the quarter.
     On March 1, 2007, together with PepsiCo we formed PR Beverages Limited, a venture that will enable us to strategically invest in Russia to accelerate our growth. PepsiCo, through its subsidiaries, granted PR Beverages an exclusive license to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. Beginning with the second quarter, we consolidated the venture into our financial results and recorded minority interest related to PepsiCo’s 40 percent interest in the venture. Additionally, we recorded a $315 million intangible asset, representing the fair value of the licensing and related rights. The consolidation of the venture added less than one percentage point of growth to our operating income.
     The impact of foreign currency exchange translation, driven by the strength of the Euro and Russian Ruble, contributed about one percentage point of growth to net revenues, cost of sales, gross profit and SD&A expenses in the Condensed Consolidated Statement of Operations for the 12 weeks ended June 16, 2007. The net effect on operating income was minimal.

Full-Year 2007 Outlook
     Based on our financial results in the first half of 2007, we raised our full-year worldwide net revenue per case growth forecast to four percent and Mexico volume is expected to be flat versus the prior year. Additionally, as a result of consolidating the PR Beverages Limited venture, our operating income is expected to increase. The increase in operating income will be offset by PepsiCo’s 40 percent minority interest.
Second Quarter 2007 Results
     Except where noted, tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage. When used in these tables, “N/A” describes the transaction categories that did not contribute any impact to the overall cause of change.
Volume

	12 Weeks Ended				24 Weeks Ended
	June 16, 2007 vs.				June 16, 2007 vs.
	June 17, 2006				June 17, 2006
	World	U.S. &			World	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Base volume	1%	0%	6%	(2)%	0%	0%	7%	(2)%
Acquisitions	1%	N/A	N/A	5%	1%	N/A	N/A	5%

Total Volume change	2%	0%	6%	3%	1%	0%	7%	3%

     Our reported worldwide physical case volume increased two percent in the second quarter and one percent in the first 24 weeks of 2007. The increase in volume for both the quarter and year to date was driven by strong growth in our Europe segment, principally from Russia, and the impact of the Bepusa acquisition in 2006 included in our Mexico segment.
     In our U.S. & Canada segment, volume was flat versus prior year in both the quarter and year-to-date period, driven primarily by softer volume in the U.S. which was offset by solid growth in Canada. Volume in the U.S. was flat in both the second quarter and during the first 24 weeks of 2007. These results in the U.S. reflected increases in the take home channel of approximately one percent for both the quarter and year-to-date period, and were offset by declines in the cold drink channel of three percent and two percent for the quarter and year-to-date period, respectively. Our U.S. non-carbonated portfolio increased nine percent in the quarter and 11 percent during the first 24 weeks of 2007 as a result of an over 30-percent increase in Trademark Lipton during both periods, coupled with strong growth in water and energy drinks. The growth in our non-carbonated portfolio was offset by declines in our carbonated soft drink (“CSD”) portfolio of three percent and four percent during the quarter and year-to-date period, respectively. In Canada, overall volume increased three and two percent for the quarter and year-to-date period, respectively, driven primarily by strong growth in the take-home channel. From a brand perspective, growth in both the quarter and year-to-date period was driven largely by double-digit growth in Trademark Aquafina, coupled with growth in other non-carbonated brands.
     In our Europe segment, overall volume grew six percent for the quarter and seven percent for the year-to-date period, driven primarily by growth in Russia of approximately 20 percent in both the quarter and year-to-date period. Double-digit increases in both non-carbonated and carbonated soft drinks contributed to the growth in Russia.
     In our Mexico segment, overall volume increased three percent for both the quarter and year-to-date period, driven by the Bepusa acquisition in 2006 and partially offset by a decline in base business volume. This decrease was mostly due to declines in CSD and jug water volume mitigated by strong non-carbonated beverage growth.
Net Revenues

	12 Weeks Ended				24 Weeks Ended
	June 16, 2007 vs.				June 16, 2007 vs.
	June 17, 2006				June 17, 2006
	Worldwide	U.S. & Canada	Europe	Mexico	Worldwide	U.S. & Canada	Europe	Mexico

Volume impact	1%	0%	6%	(2)%	0%	0%	7%	(2)%
Net price per case impact (rate/mix)	5%	4%	9%	6%	4%	4%	7%	5%
Acquisitions	0%	N/A	N/A	6%	1%	N/A %	N/A	6%
Currency translation	1%	0%	6%	0%	1%	0%	6%	(1)%

Total Net Revenues change	7%	4%	21%	10%	6%	4%	20%	8%

     Worldwide net revenues were $3.4 billion for the second quarter and $5.8 billion for the first 24 weeks in 2007, increasing seven percent and six percent, respectively. The increases in worldwide net revenues for the quarter and year-to-date period were driven primarily by rate gains across all segments. Volume growth, the positive impact of foreign currency translation in Europe and the impact from the Bepusa acquisition in Mexico also contributed to overall increases in net revenues in both the quarter and year-to-date period.
     In the second quarter, our U.S. & Canada segment generated approximately 75 percent of our worldwide net revenues. Our Europe segment generated 14 percent of our net revenues and Mexico generated the remaining 11 percent. On a year-to-date basis, approximately 80 percent of our net revenues were generated in our U.S. & Canada segment, 11 percent was generated by Europe and the remaining nine percent was generated by Mexico.
     In the U.S. & Canada segment, increases in net price per case drove four-percent growth in net revenues in both the quarter and year-to-date period. In the U.S., net price per case improved four percent for the second quarter and year-to-date period.
     In Europe, net revenues increased 21 percent for the second quarter and 20 percent for the year-to-date period, reflecting increases in net price per case, strong volume growth and the positive impact of foreign currency translation.
     Net revenues in Mexico grew 10 percent in the second quarter and eight percent in the year-to-date period, driven primarily by net price per case increases and the Bepusa acquisition, and partially offset by declines in base business volume.

Cost of Sales

	12 Weeks Ended	24 Weeks Ended
	June 16, 2007 vs.	June 16, 2007 vs.
	June 17, 2006	June 17, 2006
	Worldwide	Worldwide
Volume impact	1%	0%
Cost per case impact	6%	6%
Acquisitions	0%	1%
Currency translation	1%	0%

Total Cost of Sales change	8%	7%

     Worldwide cost of sales was $1.8 billion in the second quarter of 2007 and $3.2 billion for the first 24 weeks of 2007, increasing eight percent and seven percent, respectively. The growth in cost of sales for the quarter and year-to-date period across all segments was mainly due to cost per case increases resulting from increases in concentrate and sweetener costs. During the second quarter, volume growth and the negative impact of currency translation each contributed approximately one percentage point of growth in cost of sales. The impact from the Bepusa acquisition in Mexico in 2006 contributed approximately one percentage point of growth on a year-to-date basis.
     In the U.S. & Canada segment, cost of sales increased six percent in the second quarter and five percent in the year-to-date period.
     In our Europe and Mexico segments, cost of sales grew in line with revenue growth for both the second quarter and on a year-to-date basis.
Selling, Delivery and Administrative Expenses

	12 Weeks Ended	24 Weeks Ended
	June 16, 2007 vs.	June 16, 2007 vs.
	June 17, 2006	June 17, 2006
	Worldwide	Worldwide
Cost impact	4%	3%
Acquisitions	1%	1%
Currency translation	1%	0%

Total SD&A change	6%	4%

     Worldwide SD&A expenses were $1.2 billion in the second quarter and $2.2 billion for the first 24 weeks of 2007, increasing six percent and four percent, respectively, over similar periods in 2006. Increases in worldwide SD&A expenses reflect higher wage and benefit costs across all segments, marketplace initiative investments in our Europe segment, specifically Russia, and the impact from the Bepusa acquisition in Mexico in 2006. These increases were partially offset by cost productivity initiatives, specifically in the U.S., where SD&A was flat compared to the second quarter in the prior year. These initiatives included strategies to make deliveries more efficient, including route utilization, tonnage and drop sizes. Additionally, we leveraged technology in our warehouses and improved our product configuration to eliminate complexity which allowed us to lower our overall production costs and compete more effectively in the marketplace.
Interest Expense
     Interest expense decreased slightly in the second quarter and increased $7 million on a year-to-date basis, versus the prior year. The increase for the year-to-date period was largely due to higher effective interest rates.
Interest Income
     Interest income increased $8 million in the second quarter and $23 million on a year-to-date basis, versus the prior year, driven by higher effective interest rates coupled with additional loans made to PBG.
Other Non-operating (Income) Expenses, net
     Other net non-operating (income) expenses decreased $12 million in the second quarter and $12 million in the year-to-date period, versus 2006, primarily due to the prior year transactional foreign exchange loss of $9 million related to the approximate 20-percent devaluation of the Turkish lira in May 2006 on our U.S. dollar denominated liabilities in Turkey. These liabilities were repaid in June of 2006.
Income Tax Expense
     Bottling LLC is a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally pays no U.S. federal or state income taxes. The federal and state distributive shares of income, deductions and credits of Bottling LLC are allocated to Bottling LLC’s owners based on their percentage ownership in Bottling LLC. However, certain domestic and foreign affiliates pay income taxes in their respective jurisdictions. Such amounts are reflected in our Condensed Consolidated Statements of Operations. Our effective tax rate for the 24 weeks ended June 16, 2007 and June 17, 2006 was 4.2% and 3.4%, respectively. The increase in our effective tax rate is primarily driven by higher tax contingencies as a result of adopting FIN 48.
Liquidity and Financial Condition
Cash Flows
24 Weeks Ended June 16, 2007 vs. June 17, 2006
     Bottling LLC generated $465 million of net cash provided by operations, which was $16 million lower than the cash provided by operations generated in 2006. The decrease in net cash provided by operations was driven primarily by timing of collections and timing of payments and collections to related parties, partially offset by higher effective interest income received from PBG.
     Cash used for investments was $742 million, which was $347 million lower than the cash used for investments in 2006. The decrease in cash used for investments reflects a lower increase in notes receivable from PBG, partially offset by the acquisition of franchise and bottling rights of select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc.

     Cash provided by financing activities was $186 million, which was $680 million lower than the cash provided by financing activities in the prior year. This decrease in cash from financing was driven primarily by the 2006 $800 million bond issuance.
Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities, and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, and working capital requirements for the foreseeable future.
Contractual Obligations
     As of June 16, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, under the caption “Contractual Obligations”.
Off-Balance Sheet Arrangements
     PBG has committed revolving credit facilities of $450 million and $550 million which expire in March 2011 and April 2009, respectively. PBG’s combined committed credit facilities of $1 billion are guaranteed by us and support PBG’s $1 billion commercial paper program.
     PBG had $238 million and $115 million of outstanding commercial paper, at June 16, 2007 and December 30, 2006, respectively.
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

PART II — OTHER INFORMATION
Item 1.
Legal Proceedings
     On April 19, 2007, we reached an agreement in principle with the Michigan Department of Environmental Quality (the “DEQ”) to settle certain alleged waste water permit violations at our bottling plant in Howell, Michigan, a matter previously disclosed. In connection with this agreement, we signed an administrative consent order on July 9, 2007, pursuant to which we will pay the DEQ $650,000 and install and operate a waste water treatment system at our Howell, Michigan facility. Our costs of complying with the administrative consent order will not have a material impact on our results of operations or financial condition.
Item 6.
Exhibits

Exhibit No.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	The Pepsi Bottling Group, Inc. Form 10-Q for the quarterly period ended June 16, 2007, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG’s 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC.
(Registrant)

Date: July 24, 2007	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Principal Accounting Officer and Managing Director

Date: July 24, 2007	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer