Form 10-Q
period 2008-03-22
BOTTLING GROUP LLC
filed 2008-04-29
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2008 (12 weeks)
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
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Bottling Group, LLC
Index

		Page No.

Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - 12 weeks ended March 22, 2008 and March 24, 2007	2

	Condensed Consolidated Statements of Cash Flows - 12 weeks ended March 22, 2008 and March 24, 2007	3

	Condensed Consolidated Balance Sheets - March 22, 2008 and December 29, 2007	4

	Notes to Condensed Consolidated Financial Statements	5-16

Item 2.	Management’s Financial Review	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 6.	Exhibits	26
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: THE PEPSI BOTTLING GROUP, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 22, 2008

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Net revenues	$2,651	$2,466
Cost of sales	1,482	1,343

Gross profit	1,169	1,123
Selling, delivery and administrative expenses	1,063	1,004

Operating income	106	119
Interest expense	47	53
Interest income	41	44
Other non-operating (income) expenses, net	(2)	1
Minority interest	(3)	1

Income before income taxes	105	108
Income tax expense	7	6

Net income	$98	$102

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Cash Flows — Operations
Net income	$98	$102
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	144	144
Deferred income taxes	1	(6)
Share-based compensation	12	14
Net other non-cash charges and credits	38	43
Changes in operating working capital:
Accounts receivable, net	(4)	(13)
Inventories	(88)	(125)
Prepaid expenses and other current assets	(17)	81
Accounts payable and other current liabilities	(42)	14
Income taxes payable	8	—

Net change in operating working capital	(143)	(43)
Other, net	(39)	(20)

Net Cash Provided by Operations	111	234

Cash Flows — Investments
Capital expenditures	(185)	(174)
Acquisitions	(6)	(49)
Proceeds from sale of property, plant and equipment	2	4
Notes receivable from PBG, net	8	(98)
Other investing activities, net	—	6

Net Cash Used for Investments	(181)	(311)

Cash Flows — Financing
Short-term borrowings, net	29	12
Payments of long-term debt	(2)	(8)

Net Cash Provided by Financing	27	4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(4)

Net Decrease in Cash and Cash Equivalents	(46)	(77)
Cash and Cash Equivalents — Beginning of Period	459	441

Cash and Cash Equivalents — End of Period	$413	$364

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	March	December
	22, 2008	29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$413	$459
Accounts receivable, net	1,527	1,520
Inventories	666	577
Prepaid expenses and other current assets	331	308

Total Current Assets	2,937	2,864
Property, plant and equipment, net	4,063	4,071
Other intangible assets, net	4,178	4,181
Goodwill	1,542	1,533
Note receivable from PBG	3,872	3,880
Other assets	183	183

Total Assets	$16,775	$16,712

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,739	$1,829
Short-term borrowings	215	190
Current maturities of long-term debt	1,304	6

Total Current Liabilities	3,258	2,025
Long-term debt	2,485	3,776
Other liabilities	833	832
Deferred income taxes	452	471
Minority interest	388	379

Total Liabilities	7,416	7,483

Owners’ Equity
Owners’ net investment (includes impact from adopting FIN 48 in fiscal year 2007 of $(45))	9,523	9,418
Accumulated other comprehensive loss	(164)	(189)

Total Owners’ Equity	9,359	9,229

Total Liabilities and Owners’ Equity	$16,775	$16,712

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions

Note 1—Basis of Presentation
     Bottling Group, LLC is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. Bottling Group, LLC, which is consolidated by PBG, has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of Bottling Group, LLC as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2007 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
     When used in these Condensed Consolidated Financial Statements, “Bottling LLC,” “we,” “our,” “us” and the “Company” each refers to Bottling Group, LLC.
     Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal years 2008 and 2007 consist of fifty-two weeks. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.4% of Bottling LLC and PepsiCo owns the remaining 6.6% as of March 22, 2008. In addition, PepsiCo has a 40 percent ownership interest in our Russian venture, PR Beverages Limited.
     We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by Bottling LLC. We have eliminated all intercompany accounts and transactions in consolidation.
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

Note 3—New Accounting Standards
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 7.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective for the current fiscal year, the standard requires the measurement date for PBG sponsored plan assets and liabilities to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We adopted the measurement date provisions of SFAS 158 on the first day of fiscal year 2008 using the “two-measurement” approach. As a result, we measured our plan assets and benefit obligations on December 30, 2007 and adjusted our opening balances of retained earnings and accumulated comprehensive loss for the change in net periodic benefit cost and fair value, respectively, from the previously used September 30 measurement date. The adoption of the measurement date provisions resulted in a net decrease in our pension and other postretirement medical benefit plans liability of $9 million, a net decrease in retained earnings of $27 million and a net decrease in accumulated comprehensive loss of $35 million. There was no impact on our results of operations.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. We have currently chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
EITF Issue No. 06-11
     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The adoption of EITF 06-11, which became effective in the first quarter of 2008, did not have a material impact on our Consolidated Financial Statements.
EITF Issue No. 07-1
     In December 2007, the FASB ratified the EITF’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact, if any, of this standard on our Consolidated Financial Statements.
Note 4—Share-Based Compensation
     We offer PBG stock option awards and restricted stock units as our primary form of long-term incentive compensation. Stock option awards generally vest over three years and have a 10 year term. Restricted stock unit awards generally vest over three years and are settled in shares of PBG stock after the vesting period.
     Share-based compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on our historical experience and future expectations. We use the Black-Scholes-Merton option-valuation model to value stock option awards. The fair value of restricted stock unit awards is based on the fair value of PBG stock on the date of grant.
     The total share-based compensation expense recognized in our Condensed Consolidated Statements of Operations was $12 million and $14 million for the 12 week periods ended March 22, 2008 and March 24, 2007, respectively.
     During each of the 12 week periods ended March 22, 2008 and March 24, 2007, we granted approximately 3 million options at a weighted-average fair value of $7.06 and $8.15, respectively.

     During each of the 12 week periods ended March 22, 2008 and March 24, 2007, we granted approximately 1 million restricted stock units at a weighted-average fair value of $35.77 and $30.85, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $116 million as of March 22, 2008. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Note 5—Balance Sheet Details

	March	December
	22, 2008	29, 2007
Accounts Receivable
Trade accounts receivable	$1,341	$1,319
Allowance for doubtful accounts	(56)	(54)
Accounts receivable from PepsiCo	173	188
Other receivables	69	67

	$1,527	$1,520

Inventories
Raw materials and supplies	$221	$195
Finished goods	445	382

	$666	$577

Property, Plant and Equipment, net
Land	$323	$320
Buildings and improvements	1,532	1,484
Manufacturing and distribution equipment	4,092	4,091
Marketing equipment	2,397	2,389
Capital leases	36	36
Other	147	154

	8,527	8,474
Accumulated depreciation	(4,464)	(4,403)

	$4,063	$4,071

Industrial Revenue Bonds
     Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value of $58 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to Bottling LLC upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Condensed Consolidated Balance Sheet as all risks and rewards remain with the Company.

	March	December
	22, 2008	29, 2007
Accounts Payable and Other Current Liabilities
Accounts payable	$575	$615
Accounts payable to PepsiCo	329	255
Trade incentives	183	235
Accrued compensation and benefits	203	276
Other accrued taxes	110	139
Accrued interest	57	47
Other current liabilities	282	262

	$1,739	$1,829

Note 6—Other Intangible Assets, net and Goodwill
Other intangible assets, net
     The components of other intangible assets are as follows:

	March	December
	22, 2008	29, 2007
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$55	$54
Franchise and distribution rights	46	46
Other identified intangibles	30	30

	131	130

Accumulated amortization:
Customer relationships and lists	(15)	(15)
Franchise and distribution rights	(32)	(31)
Other identified intangibles	(18)	(17)

	(65)	(63)

Intangibles subject to amortization, net	66	67

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,223	3,235
Licensing rights	315	315
Distribution rights	299	294
Trademarks	217	213
Other identified intangibles	58	57

Intangibles not subject to amortization	4,112	4,114

Total other intangible assets, net	$4,178	$4,181

Intangible asset amortization
     Intangible asset amortization expense was $2 million for the 12 weeks ended March 22, 2008 and March 24, 2007. Amortization expense for each of the next five years is estimated to be approximately $7 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 12 weeks ended March 22, 2008 are as follows:

	U.S. & Canada	Europe	Mexico	Total
Balance at December 29, 2007	$1,290	$17	$226	$1,533
Unallocated purchase price relating to acquisition	21	—	—	21
Impact of foreign currency translation	(17)	—	5	(12)

Balance at March 22, 2008	$1,294	$17	$231	$1,542

     During the first quarter, PBG acquired Pepsi-Cola Batavia Bottling Corp, which was contributed to Bottling LLC. The Pepsi-Cola franchised bottler serves certain New York counties in whole or in part. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Note 7—Fair Value Measurements
     SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
     Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
     Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities). We currently do not have any Level 1 financial assets or liabilities.
     Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
     Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

     The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 22, 2008:

Level 2
Financial Assets:
Cash flow hedges	$12
Interest rate swaps	7
Prepaid forward contracts	21

Total	$40

Financial Liabilities:
Unfunded deferred compensation liability	$78
Foreign currency hedges	2
Cash flow hedges	1

Total	$81

Cash Flow Hedges
     We use futures contracts to hedge the risk of adverse movements in commodity prices primarily related to anticipated purchases of raw materials and energy used in our operations. We also enter into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based.
Interest Rate Swaps
     We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $550 million of our senior notes to floating-rate debt through the use of interest rate swaps. The fair value of our interest rate swaps is primarily based on the LIBOR index.
Foreign Currency Hedges
     In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. The fair value of our forward exchange contracts is primarily based on observable forward foreign exchange rates.
Unfunded Deferred Compensation Liability
     Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation account accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG stock price. At March 22, 2008, we had a prepaid forward contract for 610,000 of PBG shares, which was accounted for as an economic hedge. The fair value of this forward contract is primarily based on the current value of PBG’s stock price.

Note 8—Pension and Postretirement Medical Benefit Plans
Employee Benefit Plans
     We participate in PBG sponsored pension and other postretirement medical benefit plans in various forms in the United States and other similar pension plans in our international locations, covering employees who meet specified eligibility requirements.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations and our financial position and are not included in the tables and discussion presented below.
Defined Benefit Pension Plans
     Our U.S. employees that were hired prior to January 1, 2007 participate in PBG’s non-contributory defined benefit pension plans, which cover full-time salaried employees, as well as hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. All of PBG’s qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes.
Postretirement Medical Plans
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
Components of net pension expense

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Service cost	$12	$13
Interest cost	23	21
Expected return on plan assets — (income)	(27)	(24)
Amortization of net loss	3	9
Amortization of prior service costs	2	1

Net pension expense for the defined benefit plans	$13	$20

     There were no contributions made to PBG’s U.S. pension plans for the 12 weeks ended March 22, 2008.
Components of postretirement medical expense

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Service cost	$1	$1
Interest cost	5	5
Amortization of net loss	1	1

Total postretirement medical expense	$7	$7

Defined Contribution Benefits
     Nearly all of our U.S. employees are eligible to participate in PBG’s 401(k) plans, which are voluntary defined contribution savings plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has less than 10 years of service, our match will equal $0.50 for each dollar the participant elects to defer up to four percent of the participant’s pay. If the participant has 10 or more years of service, our match will equal $1.00 for each dollar the participant elects to defer up to four percent of the participant’s pay. Salaried and non-union hourly employees hired in the U.S. on or after January 1, 2007 also receive an additional Company retirement contribution equal to two percent of their compensation into their 401(k) account. Defined contribution expense was $7 million and $6 million for the 12 weeks ended March 22, 2008 and March 24, 2007, respectively.
Note 9—Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. Bottling LLC manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, minority interest, foreign exchange gains and losses and income taxes.
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Net Revenues
U.S. & Canada	$2,207	$2,102
Europe	236	176
Mexico	208	188

Worldwide net revenues	$2,651	$2,466

Operating Income (Loss)
U.S. & Canada	$134	$142
Europe	(31)	(25)
Mexico	3	2

Worldwide operating income	106	119
Interest expense	47	53
Interest income	41	44
Other non-operating (income) expenses, net	(2)	1
Minority interest	(3)	1

Income before income taxes	$105	$108

	March	December
	22, 2008	29, 2007
Total Assets
U.S. & Canada	$13,329	$13,334
Europe	1,754	1,671
Mexico	1,692	1,707

Worldwide total assets	$16,775	$16,712

Note 10—Comprehensive Income

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Net income	$98	$102
Net currency translation adjustment	(22)	(34)
Cash flow hedge adjustment (a)	5	1
Amortization of prior service cost and net loss in net periodic pension/postretirement cost to expense	6	11
Pension liability adjustment (b)	—	5

Comprehensive income	$87	$85

(a)	Net of taxes of $1 million and $0 million for the 12 weeks ended March 22, 2008 and March 24, 2007, respectively.

(b)	Net of taxes of $3 million for the 12 weeks ended March 24, 2007.
Note 11—Restructuring Charges and Full Service Vending Rationalization
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During the first quarter of 2008, we substantially completed the Organizational Realignment, which resulted in the elimination of approximately 800 positions to date across all of our reporting segments.
     The Organizational Realignment will cost approximately $30 million over the course of the program, which is primarily for severance, relocation and other employee-related costs. Since the inception of the program and through March 22, 2008, we have recognized approximately $28 million of this cost including a pre-tax cash charge of approximately $2 million being recorded in the first quarter of 2008 primarily related to relocation expenses in our U.S. & Canada segment.

     The following table summarizes the nature of and activity related to pre-tax costs and cash payments associated with the Organizational Realignment:

		Severance &	Enhanced
		Related	Pension	Relocation
	Total	Benefits	Benefits	& Other
Costs incurred through December 29, 2007	$26	$15	$4	$7
Cash payments	(13)	(7)	—	(6)
Non-cash settlements	(1)	—	—	(1)

Remaining costs accrued at December 29, 2007	$12	$8	$4	$—
Costs incurred	2	—	—	2
Cash payments	(3)	(1)	—	(2)

Remaining costs accrued at March 22, 2008	$11	$7	$4	$—

Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we expect to substantially complete by the end of the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts whereby we stock and service vending equipment.
     Over the course of the FSV Rationalization plan, we will incur a pre-tax charge of $30 to $35 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Since the inception of the program and through March 22, 2008, we incurred a pre-tax charge of approximately $24 million with a pre-tax cash charge of $1 million being recorded in the first quarter of 2008. This pre-tax charge is recorded in selling, delivery and administrative expenses.
Note 12—Contingencies
     We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising from the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.
Note 13—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Interest paid	$34	$38
Income taxes (received) / paid	(1)	12
Non-cash investing and financing activities:
Decrease in accounts payable related to capital expenditures	(49)	(30)
Capital lease additions	1	2
Contribution of acquired entity by PBG	21	—

Note 14—Guarantees
     PBG has a committed revolving credit facility of $1.2 billion which expires in October 2012. This committed credit facility is guaranteed by us and supports PBG’s $1.2 billion commercial paper program. PBG had $362 million and $50 million of outstanding commercial paper at March 22, 2008 and December 29, 2007, respectively.
     In March 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes, repurchase shares, distribute dividends and make interest payments for its internal and external debt.

Item 2.
MANAGEMENT’S FINANCIAL REVIEW
Tabular dollars in millions
OUR BUSINESS
     Bottling Group, LLC (referred to as “Bottling LLC,” “we,” “our,” “us” and “Company”) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and the assets of PBG. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We manage and report operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Condensed Consolidated Financial Statements.
OUR CRITICAL ACCOUNTING POLICIES
     The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires management to make judgments, estimates and assumptions that affect a number of amounts included in our financial statements and related disclosures. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position and have based our estimates on historical experience and other assumptions that we believe are reasonable. Actual results may differ from these estimates.
     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, management believes the following policies to be the most critical to the portrayal of Bottling LLC’s financial condition and results of operations and require the use of estimates, assumptions and the application of judgment:
•	Other Intangible Assets, net and Goodwill;
•	Pension and Postretirement Medical Benefit Plans; and
•	Income Taxes.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results for the 12 weeks ended:

March
Income/(Expense)	22, 2008
Gross profit
PR Beverages	$(4)
Operating income
PR Beverages	(4)
Restructuring and Full Service Vending Rationalization charges	(3)
2008 Items
PR Beverages Limited (“PR Beverages”)
     On March 1, 2007, together with PepsiCo we formed PR Beverages, a venture that will enable us to strategically invest in Russia to accelerate our growth. Bottling LLC contributed its business in Russia to PR Beverages and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for Bottling LLC immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.
     We fully consolidate PR Beverages into our financial statements and record minority interest for PepsiCo’s 40 percent ownership interest. Increases or decreases in operating results resulting from the consolidation of the venture are offset by minority interest related to PepsiCo’s ownership interest. Minority interest is recorded below operating income.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During the first quarter of 2008, we substantially completed the Organizational Realignment, which resulted in the elimination of approximately 800 positions to date across all of our reporting segments. We expect to recognize annual cost savings of approximately $30 million as a result of the program.
     Substantially all costs associated with the Organizational Realignment required or will require cash payments. The total cash expenditures, including payments made pursuant to existing unfunded indemnity plans, are expected to be approximately $31 million, of which $20 million has been recognized since the inception of the program and through March 22, 2008.
Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we expect to substantially complete by the end of the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts whereby we stock and service vending equipment. Over the course of the FSV Rationalization plan, we will incur a pre-tax charge of $30 to $35 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. This plan is part of the Company’s broader initiative designed to improve operating income margins of our FSV business.

     During the first quarter of 2008, we incurred a pre-tax charge of approximately $1 million associated with the FSV Rationalization plan, which is recorded in selling, delivery and administrative expenses.
     For further information about our restructuring charges and FSV Rationalization see Note 11 in the Notes to Condensed Consolidated Financial Statements.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended
	March	March	%
	22, 2008	24, 2007	Change
Net revenues	$2,651	$2,466	7%
Cost of sales	1,482	1,343	10
Gross profit	1,169	1,123	4
Selling, delivery, and administrative expenses	1,063	1,004	6
Operating income	106	119	(11)
Net income	98	102	(5)
     The impact of foreign currency translation, driven by the strength of all our foreign functional currencies, contributed approximately three percentage points of growth in worldwide net revenues, cost of sales and selling, delivery and administrative expenses and contributed two percentage points to gross profit. Foreign currency translation decreased worldwide operating income by approximately three percentage points.
     Net revenues — Growth of seven percent reflected positive growth across all segments driven by volume and rate increases.
     Cost of sales — Increase of 10 percent primarily attributable to higher raw material costs.
     Gross profit — Growth of four percent reflected volume and rate increases which were partially offset by a mix shift into lower margin packages in the U.S. & Canada segment and higher raw material costs worldwide.
     Selling, delivery and administrative (“SD&A”) expenses — Increase of six percent includes investment in our operating infrastructure in Europe mitigated by continued cost productivity improvements and disciplined cost management.
     Operating income — Decrease of 11 percent includes a four percentage point negative impact from the consolidation of PR Beverages, a three percentage point negative impact from foreign currency translation and a two percentage point negative impact from the restructuring and FSV Rationalization charges. Negative mix shifts in the U.S. & Canada segment primarily drove the remaining decrease partially offset by volume and rate increases and cost productivity improvements across all segments.
     Net income — Decrease of five percent reflected lower operating income, partially offset by lower interest expense.

2008 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended
	March 22, 2008 vs. March 24, 2007
	Worldwide	U.S. & Canada	Europe	Mexico
Total volume change	2%	2%	7%	2%

     Our worldwide physical case volume increased two percent in the first quarter primarily due to the shift of the Easter holiday into the first quarter in 2008 versus the second quarter in 2007 (“Easter shift”) in our U.S. & Canada segment.
     In our U.S. & Canada segment, volume increased two percentage points driven by the Easter shift. The Easter shift particularly benefited our take home channel which increased four percent, driven primarily by growth in supermarkets, supercenters and mass merchandisers. This increase was offset by a two percent decline in the cold drink channel, partially due to declines in our foodservice channel, including restaurants, travel and leisure, and workplace, which has been particularly impacted by the economic downturn in the U.S. Cold drink volume was also negatively impacted by the actions we took to eliminate low-returning assets in our full service vending business. These actions lowered our cold drink volume by about one percentage point.
     In our Europe segment, overall volume grew seven percent as a result of solid growth in all countries. Russia continued to lead Europe with volume growth of 13 percent reflecting strong performance in CSDs and non-carbonated beverages.
     In our Mexico segment, the two percentage point growth reflected a strong performance in our CSD and bottled water portfolios, partially offset by declines in non-carbonated beverage and jugs volume.
Net Revenues

	12 Weeks Ended
	March 22, 2008 vs. March 24, 2007
	Worldwide	U.S. & Canada	Europe	Mexico
Volume impact	2%	2%	7%	2%
Net price per case impact	2	1	12	7
Currency translation	3	2	15	1

Total Net Revenues change	7%	5%	34%	10%

     Worldwide net revenues were $2.7 billion in the first quarter, increasing seven percent. The increase reflected growth in volume, net price per case and foreign currency translation.
     In our U.S. & Canada segment, increases in net revenues were driven by net price per case improvement of three percentage points which includes a two percentage point impact from foreign currency translation. The improvement of net price per case was partially offset by a negative mix shift into our lower margin take home channel as a result of the Easter shift and declines in the cold drink channel.
     In our Europe segment, growth across all countries in net revenues reflected strong increases in net price per case, volume and the positive impact of foreign currency translation. Growth in Europe was led by strong double-digit growth in Russia and Turkey.

     In our Mexico segment, growth in net revenues reflected strong increases in net rate per case and improving volume trends.
     In the first quarter, our U.S. & Canada segment generated approximately 83 percent of our worldwide net revenues. Our Europe segment generated nine percent of our net revenues and Mexico generated the remaining eight percent.
Cost of Sales

12 Weeks Ended
March 22, 2008 vs.
March 24, 2007
Worldwide
Volume impact	2%
Cost per case impact	5
Currency translation	3

Total Cost of Sales change	10%

     Worldwide cost of sales was $1.5 billion in the first quarter of 2008, increasing 10 percent. The increase in cost of sales across all segments was mainly due to cost per case increases resulting from higher raw material costs and the negative impact of foreign currency translation.
Selling, Delivery and Administrative Expenses

12 Weeks Ended
March 22, 2008 vs.
March 24, 2007
Worldwide
Cost impact	3%
Restructuring and Full Service Vending Rationalization charges	0
Currency translation	3

Total SD&A change	6%

     Worldwide SD&A expenses were $1.1 billion in the first quarter of 2008, increasing six percent. Increases in worldwide SD&A expenses reflect investment in our operating infrastructure in Europe and the impact of foreign currency translation. These increases were partially offset by cost productivity improvements and disciplined cost management. The restructuring and FSV Rationalization charges added less than one percentage point to our total SD&A expenses. In the U.S. & Canada segment, SD&A expenses increased three percentage points compared to the same period last year, driven primarily by foreign currency translation and reflects continued cost productivity improvements and disciplined cost management.
Operating Income
     Worldwide operating income was $106 million in the first quarter of 2008, decreasing 11 percent compared to the similar period last year. Decreases in worldwide operating income primarily reflect a four percentage point negative impact from the consolidation of PR Beverages, a three percentage point negative impact from foreign currency translation and a two percentage point negative impact from the restructuring and FSV Rationalization charges. Negative mix shifts in the U.S. & Canada segment primarily drove the remaining decrease partially offset by volume and rate increases and cost productivity improvements across all segments.
     In our U.S. & Canada segment, operating income decreased six percent primarily due to cost per case increases resulting from higher raw material costs, a negative mix shift into our lower margin take home channel as a result of the Easter shift, declines in the cold drink channel and a two percentage point impact from the restructuring and FSV Rationalization charges, partially offset by cost productivity improvements.
     In our Europe segment, operating loss increased 23 percent primarily due to the negative impact of consolidating PR Beverages, foreign currency translation and investment activity which drove higher losses in the quarter due to the seasonality of our business in this segment.
     In our Mexico segment, operating income increased $1 million, due primarily to strong gross profit improvement.
Interest Expense
     Interest expense decreased approximately $6 million largely due to lower effective interest rates on long-term debt due to interest rate swaps.
Interest Income
     Interest income decreased approximately $3 million largely due to lower effective interest rates on loans made to PBG.
Other Non-operating (Income) Expenses, net
     Other net non-operating income was $2 million in the first quarter of 2008 as compared to $1 million of net non-operating expenses in the first quarter of 2007. Income in 2008 was primarily a result of foreign exchange gains due to the strength of the Russian ruble and Mexico peso.
Minority Interest
     In 2008, minority interest primarily reflects PepsiCo’s 40 percent ownership in the PR Beverages venture. The remaining balance represents minority interest for entities consolidated by Bottling LLC.
Income Tax Expense
     We are a limited liability company, classified as a partnership for U.S. tax purposes and, as such, generally will pay limited U.S. federal, state and local income taxes. Our federal and state distributive shares of income, deductions and credits are allocated to our owners based on their percentage of ownership. However, certain domestic and foreign affiliates pay taxes in their respective jurisdictions and record related deferred income tax assets and liabilities.
     Our effective tax rate for the 12 weeks ended March 22, 2008 was 7.1%, compared with our effective tax rate of 5.8% for the 12 weeks ended March 24, 2007. The increase in our effective tax rate in the first quarter is primarily driven by the timing of recording discrete items.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
     In the first quarter of 2008 Bottling LLC generated $111 million of net cash from operations, a decrease of $123 million from 2007. The decrease in net cash provided by operations was driven primarily by lower interest income received from PBG, lower profits and investment in our hydration strategy, partially offset by timing of inventory purchases and lower tax payments.
     Net cash used for investments was $181 million, a decrease of $130 million from 2007. The decrease in cash used for investments reflects higher net issuances of notes receivable from PBG in the prior year and lower acquisition payments, partially offset by higher payments for capital expenditures.
     Net cash provided by financing activities was $27 million, an increase of $23 million versus prior year. This increase in cash from financing reflects higher short term borrowings.

Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions and working capital requirements for PBG and us for the foreseeable future. Our liquidity has not been materially impacted by the current credit environment.
     Our $1.3 billion of 5.63 percent senior notes will become due in February 2009. We plan to refinance these notes.
     On March 20, 2008, together with PepsiCo, we announced the joint acquisition of 75.5 percent in Russia’s leading branded juice company JSC Lebedyansky (“Lebedyansky”) for $1.4 billion, excluding the company’s baby food and mineral water business. As announced, PepsiCo will acquire 75 percent and PBG will acquire 25 percent of the 75.5 percent stake. We plan to fund the acquisition using money loaned from PBG’s commercial paper program and cash provided by operations. The acquisition is expected to be completed during the second half of our fiscal year 2008 and is subject to normal local regulatory approvals and the demerger of the baby food business. Additionally, together with PepsiCo, we expect to tender for the remaining 24.5 percent ownership of Lebedyansky’s juice business. PBG and PepsiCo’s tender for Lebedyansky’s remaining shares will continue to be purchased 25 percent and 75 percent, respectively.
Contractual Obligations
     As of March 22, 2008, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the caption “Contractual Obligations”.
Off-Balance Sheet Arrangements
     For information about our off-balance sheet arrangements see Note 14 in the Notes to Condensed Consolidated Financial Statements.

CAUTIONARY STATEMENTS
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	changes in our relationship with PepsiCo;

•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG and Bottling LLC, representation on PBG’s Board and approval rights under our Master Bottling Agreement;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

•	material changes from expectations in the cost or availability of raw materials, ingredients or packaging materials;

•	limitations on the availability of water or obtaining water rights;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	changes in product category consumption;

•	unfavorable weather conditions in our markets;

•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;

•	loss of business from a significant customer;

•	loss of key members of management;

•	failure or inability to comply with laws and regulations;

•	changes in laws, regulations and industry guidelines governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;

•	litigation, other claims and negative publicity relating to alleged unhealthy properties of soft drinks;

•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	unforeseen social, economic and political changes;

•	possible recalls of our products;

•	interruptions of operations due to labor disagreements;

•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;

•	changes in our debt ratings;

•	material changes in expected interest and currency exchange rates and unfavorable market performance of assets in PBG sponsored pension plans; and

•	an inability to achieve strategic business plan targets that could result in a non-cash intangible asset impairment charge.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to our market risks as disclosed in Item 7 to our Annual Report on Form 10-K for the year ended December 29, 2007.
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

PART II — OTHER INFORMATION
Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	The Pepsi Bottling Group, Inc. Form 10-Q for the quarterly period ended March 22, 2008, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG’s 7% Senior Notes due in 2029

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC (Registrant)
Date: April 28, 2008	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Principal Accounting Officer and Managing Director

Date: April 28, 2008	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer