Form 10-Q
period 2008-06-14
BOTTLING GROUP LLC
filed 2008-07-22
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2008 (12 weeks)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Bottling Group, LLC
Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations — 12 and 24 weeks ended June 14, 2008 and June 16, 2007	2

	Condensed Consolidated Statements of Cash Flows — 24 weeks ended June 14, 2008 and June 16, 2007	3

	Condensed Consolidated Balance Sheets — June 14, 2008 and December 29, 2007	4

	Notes to Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Financial Review	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24
EX-3.3: AMENDMENT NO. 1 TO BOTTLING GROUP, LLC'S AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT
EX-10.1: INSURANCE POLICY
EX-10.2: FORM OF PROMISSORY NOTE
EX-18: LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: PEPSI BOTTLING GROUP, INC. FORM 10-Q FOR PERIOD ENDED JUNE 14, 2008

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Net revenues	$3,522	$3,360	$6,173	$5,826
Cost of sales	1,916	1,825	3,398	3,168

Gross profit	1,606	1,535	2,775	2,658
Selling, delivery and administrative expenses	1,263	1,215	2,326	2,219

Operating income	343	320	449	439
Interest expense	52	55	99	108
Interest income	33	47	74	91
Other non-operating income, net	(3)	(3)	(5)	(2)
Minority interest	9	3	6	4

Income before income taxes	318	312	423	420
Income tax expense	21	11	28	17

Net income	$297	$301	$395	$403

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	14, 2008	16, 2007
Cash Flows — Operations
Net income	$395	$403
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	306	300
Deferred income taxes	4	(10)
Share-based compensation	27	29
Net other non-cash charges and credits	89	91
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(410)	(435)
Inventories	(191)	(193)
Prepaid expenses and other current assets	(66)	41
Accounts payable and other current liabilities	135	260
Income taxes payable	14	10

Net change in operating working capital	(518)	(317)
Other, net	(78)	(31)

Net Cash Provided by Operations	225	465

Cash Flows — Investments
Capital expenditures	(398)	(374)
Acquisitions, net of cash acquired	(22)	(49)
Proceeds from sale of property, plant and equipment	10	6
Notes receivable from PBG, net	(109)	(331)
Other investing activities, net	4	6

Net Cash Used for Investments	(515)	(742)

Cash Flows — Financing
Short-term borrowings, net	216	196
Payments of long-term debt	(6)	(10)
Other financing activities	8	—

Net Cash Provided by Financing	218	186

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	4

Net Decrease in Cash and Cash Equivalents	(75)	(87)
Cash and Cash Equivalents — Beginning of Period	459	441

Cash and Cash Equivalents — End of Period	$384	$354

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	June	December
	14, 2008	29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$384	$459
Accounts receivable, net	1,950	1,520
Inventories	773	577
Prepaid expenses and other current assets	377	308

Total Current Assets	3,484	2,864
Property, plant and equipment, net	4,173	4,071
Other intangible assets, net	4,226	4,181
Goodwill	1,536	1,533
Note receivable from PBG	3,989	3,880
Other assets	187	183

Total Assets	$17,595	$16,712

LIABILITIES AND OWNERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,938	$1,829
Short-term borrowings	405	190
Current maturities of long-term debt	1,304	6

Total Current Liabilities	3,647	2,025
Long-term debt	2,481	3,776
Other liabilities	846	832
Deferred income taxes	461	471
Minority interest	428	379

Total Liabilities	7,863	7,483

Owners’ Equity
Owners’ net investment	9,840	9,418
Accumulated other comprehensive loss	(108)	(189)

Total Owners’ Equity	9,732	9,229

Total Liabilities and Owners’ Equity	$17,595	$16,712

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
     The significant accounting policies summarized in Note 2 to our audited consolidated financial statements for the fiscal year ended December 29, 2007 as presented in our Annual Report on Form 10-K have been followed in preparing the accompanying Condensed Consolidated Financial Statements with the exception of a change to our measurement date for our annual impairment test for goodwill and intangible assets with indefinite useful lives. For further information about this accounting policy change, see Note 6.
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
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.4 percent of Bottling LLC and PepsiCo owns the remaining 6.6 percent as of June 14, 2008. In addition, PepsiCo has a 40 percent ownership interest in our Russian venture, PR Beverages Limited.
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
Note 3—New Accounting Standards
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 as it applies to financial assets and liabilities in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the fair value measurements of our financial assets and liabilities see Note 7.
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
Note 4—Share-Based Compensation
     The total impact of share-based compensation recognized in our Condensed Consolidated Statements of Operations was $15 million for each of the 12 weeks ended June 14, 2008 and June 16, 2007, and $27 million and $29 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.
     During each of the 24 weeks ended June 14, 2008 and June 16, 2007, we granted approximately 3 million of PBG stock option awards at a weighted-average fair value of $7.11 and $8.17, respectively.
     During each of the 24 weeks ended June 14, 2008 and June 16, 2007, we granted approximately 1 million of PBG restricted stock unit awards at a weighted-average fair value of $35.38 and $30.88, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $103 million as of June 14, 2008. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Note 5—Balance Sheet Details

	June	December
	14, 2008	29, 2007
Accounts Receivable, net
Trade accounts receivable	$1,740	$1,319
Allowance for doubtful accounts	(65)	(54)
Accounts receivable from PepsiCo	198	188
Other receivables	77	67

	$1,950	$1,520

Inventories
Raw materials and supplies	$253	$195
Finished goods	520	382

	$773	$577

	June	December
	14, 2008	29, 2007
Prepaid Expenses and Other Current Assets
Prepaid expenses	$323	$256
Other current assets	54	52

	$377	$308

Property, Plant and Equipment, net
Land	$330	$320
Buildings and improvements	1,571	1,484
Manufacturing and distribution equipment	4,184	4,091
Marketing equipment	2,434	2,389
Capital leases	37	36
Other	146	154

	8,702	8,474
Accumulated depreciation	(4,529)	(4,403)

	$4,173	$4,071

Industrial Revenue Bonds
     Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value as of June 14, 2008 of $63 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to Bottling LLC upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Condensed Consolidated Balance Sheet as all risks and rewards remain with the Company.

	June	December
	14, 2008	29, 2007
Accounts Payable and Other Current Liabilities
Accounts payable	$668	$615
Accounts payable to PepsiCo	369	255
Trade incentives	187	235
Accrued compensation and benefits	223	276
Other accrued taxes	134	139
Accrued interest	47	47
Other current liabilities	310	262

	$1,938	$1,829

Note 6—Other Intangible Assets, net and Goodwill
Other intangible assets, net

	June	December
	14, 2008	29, 2007
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$57	$54
Franchise and distribution rights	46	46
Other identified intangibles	34	30

	137	130

Accumulated amortization:
Customer relationships and lists	(17)	(15)
Franchise and distribution rights	(32)	(31)
Other identified intangibles	(19)	(17)

	(68)	(63)

Intangibles subject to amortization, net	69	67

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,241	3,235
Licensing rights	315	315
Distribution rights	316	294
Trademarks	225	213
Other identified intangibles	60	57

Intangibles not subject to amortization	4,157	4,114

Total other intangible assets, net	$4,226	$4,181

     During the first quarter, PBG acquired Pepsi-Cola Batavia Bottling Corp, which was contributed to Bottling LLC. The Pepsi-Cola franchised bottler serves certain New York counties in whole or in part. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
     During the second quarter, PR Beverages Limited, our Russian venture, acquired Sobol-Aqua JSC (“Sobol”), a company that manufacturers Sobol brands and co-packs various Pepsi products in Siberia and Eastern Russia. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Intangible asset amortization
     Intangible asset amortization expense was $2 million and $3 million for the 12 weeks ended June 14, 2008 and June 16, 2007, respectively. Intangible asset amortization expense was $4 million and $5 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively. Amortization expense for each of the next five years is estimated to be approximately $7 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 14, 2008 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 29, 2007	$1,290	$17	$226	$1,533
Purchase price allocations relating to acquisitions	—	9	(1)	8
Impact of foreign currency translation	(18)	0	13	(5)

Balance at June 14, 2008	$1,272	$26	$238	$1,536

     The purchase price allocations include goodwill allocations as a result of the Sobol acquisition and adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.
Accounting change
     The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. In previous years the Company completed this test during the fourth quarter using a measurement date of third quarter-end. During the quarter ended June 14, 2008, the Company changed its impairment testing to the third quarter, using a measurement date at the beginning of the third quarter, in order to move the testing outside of the normal year-end reporting process to a date when resources are less constrained and to align with the Company’s annual strategic planning calendar. The Company believes that the resulting change in accounting principle related to the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the impairment testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. Similarly, the Company changed its impairment testing of intangible assets with indefinite useful lives to the third quarter, using a measurement date at the beginning of the third quarter.
Note 7—Fair Value Measurements
     SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:
     Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. We currently do not have any Level 1 financial assets or liabilities.
     Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.
     Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of June 14, 2008:

Level 2
Financial Assets:
Cash flow hedges (a)	$19
Prepaid forward contract (b)	15

Total	$34

Financial Liabilities:
Unfunded deferred compensation liability (c)	$70
Foreign currency hedges (d)	4

Total	$74

(a)	The fair value of our cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based.

(b)	The fair value of our forward contract is primarily based on the current value of PBG’s stock price.

(c)	The fair value of our unfunded deferred compensation liability is primarily based on the market indices corresponding to employees’ investment selections for their deferred compensation accounts.

(d)	The fair value of our forward exchange contracts is primarily based on observable forward foreign exchange rates.
Note 8—Pension and Postretirement Medical Benefit Plans
     The assets, liabilities and expense associated with our international employee benefit plans were not significant to our results of operations and our financial position and are not included in the tables and discussion presented below.
Components of net pension expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Service cost	$11	$12	$23	$25
Interest cost	23	21	46	42
Expected return on plan assets — (income)	(26)	(23)	(53)	(47)
Amortization of net loss	4	9	7	18
Amortization of prior service costs	2	2	4	3

Net pension expense for the defined benefit plans	$14	$21	$27	$41

     There were no contributions made to PBG U.S. pension plans for the 24 weeks ended June 14, 2008.
Components of postretirement medical expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Service cost	$1	$1	$2	$2
Interest cost	5	4	10	9
Amortization of net loss	1	1	2	2

Total postretirement medical expense	$7	$6	$14	$13

Defined contribution expense
     Defined contribution expense was $7 million for each of the 12 weeks ended June 14, 2008 and June 16, 2007 and $15 million and $13 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.
Note 9—Income Taxes
     We currently have on-going income tax audits in some of our major tax jurisdictions, some of which may come to a resolution within the next twelve months and could result in a material change in our unrecognized tax benefits. We cannot reasonably estimate the potential change in unrecognized tax benefits at this time.
Note 10—Segment Information
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
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Net Revenues
U.S. & Canada	$2,536	$2,527	$4,743	$4,629
Europe	592	468	828	644
Mexico	394	365	602	553

Worldwide net revenues	$3,522	$3,360	$6,173	$5,826

Operating Income (Loss)
U.S. & Canada	$269	$284	$403	$426
Europe	45	14	14	(11)
Mexico	29	22	32	24

Worldwide operating income	343	320	449	439
Interest expense	52	55	99	108
Interest income	33	47	74	91
Other non-operating income, net	(3)	(3)	(5)	(2)
Minority interest	9	3	6	4

Income before income taxes	$318	$312	$423	$420

	June	December
	14, 2008	29, 2007
Total Assets
U.S. & Canada	$13,712	$13,334
Europe	2,094	1,671
Mexico	1,789	1,707

Worldwide total assets	$17,595	$16,712

Note 11—Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Net income	$297	$301	$395	$403
Net currency translation adjustment	43	133	21	99
Cash flow hedge adjustment (a) (b)	7	0	12	1
Amortization of prior service cost and net loss in net periodic pension / postretirement cost to expense	6	12	12	23
Pension liability adjustment (c)	—	—	—	5

Comprehensive income	$353	$446	$440	$531

(a)	Net of taxes of $0 million and $2 million for the 12 weeks ended June 14, 2008 and June 16, 2007, respectively.

(b)	Net of taxes of $1 million and $0 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.

(c)	Net of taxes of $3 million for the 24 weeks ended June 16, 2007.
Note 12—Full Service Vending Rationalization and Restructuring Charges
Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we completed in the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment.
     Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of approximately $25 million, the majority of which was non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. We recorded approximately $2 million of this pre-tax charge during 2008. This pre-tax charge is recorded in selling, delivery and administrative expenses.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. We substantially completed the Organizational Realignment during the first quarter of 2008. Over the course of the program we incurred a pre-tax charge of approximately $29 million, including $3 million which was recorded through the second quarter of 2008 primarily for relocation expenses in our U.S. & Canada segment. Of the total cost of the program, approximately $25 million has been paid or settled, including $11 million paid during 2008. The remaining amount accrued will primarily be paid out in the second half of 2008.

Note 13—Contingencies
     We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising from the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.
Note 14—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	24 Weeks Ended
	June	June
	14, 2008	16, 2007
Interest paid	$97	$111
Income taxes paid	10	17
Non-cash investing and financing activities:
Decrease in accounts payable related to capital expenditures	(44)	(32)
Capital lease additions	2	2
Acquisition of intangible asset	—	315
Contribution of acquired entity by PBG	26	—
Liabilities assumed in conjunction with acquisition of bottlers	9	—
Capital-in-kind contributions(a)	24	—

(a)	On March 1, 2007, together with PepsiCo we formed PR Beverages Limited, our Russian venture. In connection with the formation of this venture, PepsiCo agreed to contribute an additional $83 million plus accrued interest to the venture in the form of property, plant and equipment. During the first half of 2008, PepsiCo contributed $24 million in regards to this note. The remaining balance to be contributed to the venture is $48 million as of June 14, 2008.
Note 15—Guarantees
     PBG has a committed revolving credit facility of $1.2 billion which expires in October 2012. This committed credit facility is guaranteed by us and supports PBG’s $1.2 billion commercial paper program. PBG had $460 million and $50 million of outstanding commercial paper at June 14, 2008 and December 29, 2007, respectively.
     In March 1999, PBG issued $1 billion of 7% senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes, share repurchases, dividends and make interest payments for its internal and external debt.

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
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Condensed Consolidated Financial Statements. Actual results may differ from these estimates.
OUR CRITICAL ACCOUNTING POLICIES
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
Critical Accounting Policy Update—Other Intangible Assets, net and Goodwill
      The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. In previous years the Company completed this test in the fourth quarter using a measurement date of third quarter-end. During the quarter ended June 14, 2008, the Company changed its impairment testing to the third quarter, using a measurement date at the beginning of the third quarter, in order to move the testing outside of the normal year-end reporting process to a date when resources are less constrained and to align with the Company’s annual strategic planning calendar. Similarly, the Company changed its impairment testing of intangible assets with indefinite useful lives to the third quarter, using a measurement date at the beginning of the third quarter. For further information about this accounting change see Note 6 in the Notes to Condensed Consolidated Financial Statements.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks Ended June	24 Weeks Ended June
Income/(Expense)	14, 2008	14, 2008
Gross Profit
PR Beverages	$—	$(4)
Operating income
PR Beverages	—	(4)
Restructuring and Full Service Vending Rationalization charges	(2)	(5)
2008 Items
PR Beverages Limited (“PR Beverages”)
     On March 1, 2007, together with PepsiCo we formed PR Beverages, a venture that will enable us to strategically invest in Russia to accelerate our growth. We contributed our business in Russia to PR Beverages and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for the Company immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.
     Beginning in the second quarter of 2007, we fully consolidate PR Beverages into our financial statements and record minority interest for PepsiCo’s 40 percent ownership interest. The negative impact on operating income of $4 million incurred during the first quarter of 2008 resulting from the consolidation of the venture is offset in minority interest. Minority interest is recorded below operating income.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. Over the course of the program we incurred a pre-tax charge of approximately $29 million. Of this amount, we recorded $2 million in the first quarter of 2008 and $1 million in the second quarter of 2008, primarily relating to relocation expenses in our U.S. & Canada segment. We substantially completed the Organizational Realignment during the first quarter of 2008, which resulted in the elimination of approximately 800 positions and we expect to recognize annual cost savings of about $30 million as a result of the program.
     Substantially all costs associated with the Organizational Realignment required or will require cash payments. The total cash expenditures, including payments made pursuant to existing unfunded indemnity plans, are expected to be approximately $32 million, of which $27 million has been paid since the inception of the program and through June 14, 2008. The remaining expenditures will primarily be paid in the second half of 2008.
Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we completed in the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of approximately $25 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. This plan is part of the Company’s broader initiative designed to improve operating income margins of our FSV business.

     We incurred a pre-tax charge of approximately $1 million associated with the FSV Rationalization plan in each of the first and second quarters of 2008. These charges are recorded in selling, delivery and administrative expenses.
     For further information about our restructuring charges and FSV Rationalization see Note 12 in the Notes to Condensed Consolidated Financial Statements.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	14, 2008	16, 2007	Change	14, 2008	16, 2007	Change
Net revenues	$3,522	$3,360	5%	$6,173	$5,826	6%
Cost of sales	1,916	1,825	5	3,398	3,168	7
Gross profit	1,606	1,535	5	2,775	2,658	4
Selling, delivery and administrative expenses	1,263	1,215	4	2,326	2,219	5
Operating income	343	320	7	449	439	2
Net income	297	301	(1)	395	403	(2)
Worldwide Financial Highlights for the 12 Weeks Ended June 14, 2008
     The impact of foreign currency translation, driven by the strength of all our foreign functional currencies, contributed approximately three-percentage points of growth in worldwide net revenues, cost of sales, gross profit and selling, delivery and administrative expenses and contributed two-percentage points to worldwide operating income.
     Net revenues — Growth of five percent includes an eight-percent increase in net revenue per case driven by pricing gains in each of our countries and by foreign currency translation, partially offset by a decrease in worldwide volume growth.
     Cost of sales — Increase of five percent includes an eight-percent increase in cost of sales per case primarily attributable to higher raw material costs as well as foreign currency translation, partially offset by volume declines.
     Gross profit — Growth of five percent includes an eight-percent increase in gross profit per case due to rate increases to mitigate higher worldwide raw material costs coupled with the positive impact of foreign currency translation.
     Selling, delivery and administrative (“SD&A”) expenses — Increase of four percent includes additional costs associated with our investment in Europe coupled with the negative impact from foreign currency translation. These increases were mitigated by continued cost productivity improvements and disciplined cost management, driven primarily by the U.S. & Canada segment.
     Operating income — Increase of seven percent was driven primarily by strong growth in our Europe and Mexico segments, partially offset by a decline in our U.S. & Canada segment. Overall, operating income growth was due to strong net revenue per case performance, cost productivity improvements across all segments, and the positive impact from foreign currency translation. This was partially offset by higher raw material costs worldwide and volume declines.
     Net income — Decrease of one percent reflects operating income growth that was offset by higher minority interest due to growth in the PR Beverages venture and lower interest income generated from loans with PBG.

\

2008 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended				24 Weeks Ended
	June 14, 2008 vs. June 16, 2007				June 14, 2008 vs. June 16, 2007
	Worldwide	U.S. & Canada	Europe	Mexico	Worldwide	U.S. & Canada	Europe	Mexico
Total volume change	(3)%	(4)%	1%	(3)%	(1)%	(2)%	3%	(1)%

     Our worldwide physical case volume decreased three percent in the second quarter and one percent for the first 24 weeks of 2008. The decrease in worldwide volume for the quarter was primarily driven by the overall weakness in the liquid refreshment beverage category in the U.S., coupled with a one-percentage point negative impact from the shift of the Easter holiday into the first quarter in 2008 versus the second quarter in 2007 (“Easter shift”) in our U.S. & Canada segment. The decrease for the year-to-date period was primarily due to declines in our U.S. & Canada segment partially offset by growth in Europe.
     In our U.S. & Canada segment, volume decreased four-percentage points in the second quarter and two-percentage points for the first 24 weeks of 2008. The decrease in volume for the quarter was a result of a two-percentage point impact from the Easter shift and the macroeconomic factors negatively impacting the liquid refreshment beverage category. On a year-to-date basis, volume declines were driven by a two- percentage point decline in the cold drink channel and one-percentage point decline in our take home channel. Declines in our small format and foodservice channels, including restaurants, travel and leisure and workplace have been particularly impacted by the economic downturn in the U.S.
     In our Europe segment, volume grew one percent for the quarter and three percent for the year-to-date period, driven by strong growth in Russia and Turkey, partially offset by volume declines in Spain. Russia continues to lead Europe with volume growth of six percent for the quarter and seven percent for the year-to-date period, reflecting a strong performance in our non-carbonated beverages.
     In our Mexico segment, volume decreased three percent for the quarter and one percent for the year-to-date period, due in part to the Company’s pricing actions to drive improved margins across its portfolio.
Net Revenues

	12 Weeks Ended						24 Weeks Ended
	June 14, 2008 vs. June 16, 2007						June 14, 2008 vs. June 16, 2007
	Worldwide	U.S. & Canada		Europe		Mexico	Worldwide	U.S. & Canada	Europe		Mexico
Volume impact	(3)%	(4)%		1%		(3)%	(1)%	(2)%	3%		(1)%
Net price per case impact (rate/mix)	5	4		12		7	4	3	12		7
Currency translation	3	1		13		4	3	1	13		3

Total net revenues change	5%	0	%*	27	%*	8%	6%	2%	29	%*	9%

*	Does not add due to rounding to the whole percent.
     Worldwide net revenues were $3.5 billion in the second quarter of 2008 and $6.2 billion in the first 24 weeks of 2008, increasing five percent and six percent, respectively. Increases for the quarter and year-to-date periods reflect growth in net price per case in each of our segments and contributions from foreign currency translation, partially offset by volume declines in our U.S. & Canada and Mexico segments.
     In our U.S. & Canada segment, net revenues growth was flat in the quarter and increased two percent for the year-to-date period. The second quarter and year-to-date performance was primarily due to net price per case improvement and the positive impact from foreign currency translation, partially offset by volume declines. The increases in net price per case for both the quarter and year-to-date periods were primarily driven by rate improvements across our portfolio to offset rising raw material costs.
     In our Europe segment, growth in net revenues in the quarter and year-to-date periods reflects increases in net price per case in each of our countries, coupled with volume growth and the positive impact of foreign currency translation. Growth in net price per case was driven primarily by rate increases.
     In our Mexico segment, growth in net revenues in the quarter and year-to-date periods reflects strong increases in net price per case and the positive impact of foreign currency translation, partially offset by declines in volume. Growth in net price per case was primarily due to rate increases taken within our multi-serve carbonated soft drinks jugs and bottled water packages, driving increased margin improvement.
     In the second quarter, our U.S. & Canada segment generated approximately 72 percent of our worldwide net revenues. Our Europe segment generated 17 percent of our net revenues and Mexico generated the remaining 11 percent. On a year-to-date basis, approximately 77 percent of our net revenues were generated in our U.S. & Canada segment, 13 percent was generated by Europe and the remaining 10 percent was generated by Mexico.
Cost of Sales

	12 Weeks Ended	24 Weeks Ended
	June 14, 2008 vs.	June 14, 2008 vs.
	June 16, 2007	June 16, 2007
	Worldwide	Worldwide
Volume impact	(3)%	(1)%
Cost per case impact	5	5
Currency translation	3	3

Total cost of sales change	5%	7%

     Worldwide cost of sales were $1.9 billion in the second quarter of 2008 and $3.4 billion for the first 24 weeks of 2008, increasing five percent and seven percent, respectively. The increases in cost of sales for both the quarter and year-to-date periods were mainly due to higher raw material costs worldwide and the negative impact of foreign currency translation. These increases were partially offset by a decrease in volume in our U.S. & Canada and Mexico segments for both the quarter and year-to-date periods.
Selling, Delivery and Administrative Expenses

	12 Weeks Ended	24 Weeks Ended
	June 14, 2008 vs.	June 14, 2008 vs.
	June 16, 2007	June 16, 2007
	Worldwide	Worldwide
Cost impact	1%	1%
Restructuring and Full Service Vending Rationalization charges	0	0
Currency translation	3	3

Total SD&A change	4%	5%*

*	Does not add due to rounding to the whole percent.
     Worldwide SD&A expenses were $1.3 billion in the second quarter of 2008 and $2.3 billion in the first 24 weeks of 2008, increasing four percent and five percent, respectively. Increases in worldwide SD&A expenses for the quarter and year-to-date periods reflect additional costs associated with the continued investment in Europe and the negative impact of foreign currency translation. These increases were partially offset by continued cost productivity improvements and disciplined cost management across all our segments and volume declines. Total SD&A costs in the U.S. decreased two percent in the quarter and one percent for the year-to-date period, largely driven by our cost saving initiatives.

Operating Income
     Worldwide operating income was $343 million in the second quarter of 2008 and $449 million for the first 24 weeks of 2008, increasing seven percent for the quarter and two percent for the year-to-date period. Results were driven by strong net revenue per case performance, cost productivity improvements across all segments, and the positive impact from foreign currency translation, partially offset by higher raw materials costs and declines in volume. On a year-to-date basis, the Restructuring and FSV Rationalization charges and the consolidation of PR Beverages negatively impacted operating income growth by two-percentage points. For further information on each of these items see section entitled “Items Affecting Comparability of Our Financial Results.”
     In our U.S. & Canada segment, operating income decreased six percent for the quarter and year-to-date periods primarily due to higher raw material costs and lower volume in the U.S. These declines were partially offset by rate increases, cost productivity improvements and a one-percentage point positive impact from foreign currency translation. Additionally, the restructuring and FSV Rationalization charges had a one-percentage point negative impact for both the quarter and year-to-date periods.
     In our Europe segment, operating income tripled for the quarter and increased $25 million on a year-to-date basis, reflecting strong growth in Russia and Turkey. Increase in operating income for the quarter reflects growth in net price per case to mitigate higher raw material costs, good cost performance in Spain and a $3 million positive impact from foreign currency translation. On a year-to-date basis, operating income benefited from growth in Russia and Turkey, coupled with good cost performance in Spain. This was partially offset by a $1 million negative impact from foreign currency translation and a $4 million negative impact in the first quarter from the consolidation of PR Beverages.
     In our Mexico segment, operating income increased approximately 32 percent in the quarter and 35 percent for the year-to-date period, due primarily to strong gross profit improvement resulting from rate increases and a five-percentage point positive impact from foreign currency translation for both the quarter and year-to-date periods.
Interest Expense
     Interest expense decreased approximately $3 million in the second quarter and $9 million on a year-to-date basis versus the prior year, largely due to lower effective interest rates on our variable rate debt.
Interest Income
     Interest income decreased approximately $14 million in the second quarter and $17 million on a year-to-date basis versus the prior year, largely due to lower effective interest rates on loans made to PBG.
Other Non-operating Income, net
      Other net non-operating income, consisting principally of foreign currency transactional gains, was flat in the second quarter and increased $3 million on a year-to-date basis. The year-to-date increase was driven by foreign currency transactional gains resulting from the strength of our foreign currencies.
Minority Interest
     Minority interest primarily reflects PepsiCo’s 40 percent ownership in the PR Beverages venture. The remaining balance represents minority interest for entities consolidated by Bottling LLC. The $6 million increase in the second quarter and $2 million increase on a year-to-date basis is primarily driven by growth in our Russian operating venture.

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
     Our effective tax rate for the 24 weeks ended June 14, 2008 was 6.6 percent compared with our effective tax rate of 4.2 percent for the 24 weeks ended June 16, 2007. The increase in our effective tax rate is primarily driven by the timing of recording discrete items in 2007.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
24 Weeks Ended June 14, 2008 vs. June 16, 2007
     Bottling LLC generated $225 million of net cash from operations, a decrease of $240 million from 2007. The decrease in net cash provided by operations was driven primarily by lower interest income received from PBG and timing of payments related to promotional activities and compensation arrangements.
     Net cash used for investments was $515 million, a decrease of $227 million from 2007. The decrease in cash used for investments reflects lower net issuances of notes receivable from PBG.
     Net cash provided by financing activities was $218 million, an increase of $32 million versus prior year. The increase in cash from financing reflects higher short term borrowings. Also reflected in financing activities was $8 million of cash received from PepsiCo for their proportional share in the acquisition of Sobol-Aqua JSC, a venture in eastern Russia.
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
     On March 20, 2008, together with PepsiCo, we announced the joint acquisition of 75.5 percent in Russia’s leading branded juice company JSC Lebedyansky (“Lebedyansky”) for $1.4 billion, excluding the company’s baby food and mineral water business. As announced, PepsiCo will acquire 75 percent and we will acquire 25 percent of the 75.5 percent stake. We plan to fund the acquisition using money loaned from PBG’s commercial paper program and cash provided by our operations. The acquisition is expected to be completed during the second half of our fiscal year 2008 and is subject to normal local regulatory approvals and the de-merger of the baby food business. The de-merger of the baby food business has been approved by Lebedyansky’s shareholders. Additionally, together with PepsiCo, we expect to tender for the remaining 24.5 percent ownership of Lebedyansky’s juice business. Our and PepsiCo’s tender for Lebedyansky’s remaining shares will continue to be purchased 25 percent and 75 percent, respectively.
Contractual Obligations
     As of June 14, 2008, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the caption “Contractual Obligations”.

Off-Balance Sheet Arrangements
     For information about our off-balance sheet arrangements see Note 15 in the Notes to Condensed Consolidated Financial Statements.
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
     Cautionary statements included in Management’s Discussion and Analysis and in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 should be considered when evaluating our trends and future results.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our Consolidated Financial Statements, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.3	Amendment No. 1 to Bottling Group, LLC’s Amended and Restated Limited Liability Company Agreement

10.1	Insurance Policy between Bottling LLC and Woodlands Insurance Company, Inc.

10.2	Form of Promissory Note between The Pepsi Bottling Group, Inc. and Bottling LLC

18	Letter regarding change in accounting principles

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1
The Pepsi Bottling Group, Inc. Form 10-Q for the quarterly period ended June 14, 2008, as required by the SEC as a result of our guarantee of up to $1,000,000,000 aggregate principal amount of PBG’s 7% Senior Notes due in 2029

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC (Registrant)
Date: July 21, 2008	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Principal Accounting Officer and Managing Director

Date: July 21, 2008	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer