Form 10-Q
period 2009-03-21
BOTTLING GROUP LLC
filed 2009-04-27
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 21, 2009 (12 weeks)
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
in millions, unaudited

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Net revenues	$2,507	$2,651
Cost of sales	1,403	1,482

Gross profit	1,104	1,169
Selling, delivery and administrative expenses	989	1,063

Operating income	115	106
Interest expense	67	47
Interest income	26	41
Other non-operating expenses (income), net	7	(2)

Income before income taxes	67	102
Income tax expense	3	7

Net income	64	95
Less: Net income attributable to noncontrolling interests	(3)	(3)

Net income attributable to Bottling LLC	$67	$98

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Comprehensive (Loss) Income
in millions, unaudited

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Net income	$64	$95
Net currency translation adjustment	(290)	(13)
Cash flow hedge adjustment	2	5
Pension and postretirement medical benefit plans adjustment	11	6

Comprehensive (loss) income	(213)	93
Less: Comprehensive (loss) income attributable to noncontrolling interests	(79)	6

Comprehensive (loss) income attributable to Bottling LLC	$(134)	$87

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Cash Flows — Operations
Net income	$64	$95
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	136	144
Deferred income taxes	—	1
Share-based compensation	12	12
Net other non-cash charges and credits	49	41
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(49)	(4)
Inventories	(103)	(88)
Prepaid expenses and other current assets	98	(17)
Accounts payable and other current liabilities	72	(42)
Income taxes payable	(2)	8

Net change in operating working capital	16	(143)
Other, net	(16)	(39)

Net Cash Provided by Operations	261	111

Cash Flows — Investments
Capital expenditures	(95)	(185)
Acquisitions	(15)	(6)
Proceeds from sale of property, plant and equipment	1	2
Notes receivable from PBG, net	(64)	8
Note receivable from PepsiCo	(92)	—
Other investing activities, net	(1)	—

Net Cash Used for Investments	(266)	(181)

Cash Flows — Financing
Short-term borrowings, net	86	29
Proceeds from long-term debt	741	—
Payments of long-term debt	(1,301)	(2)
Contributions from noncontrolling interest holder	33	—
Other financing activities	(7)	—

Net Cash (Used for) Provided by Financing	(448)	27

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16)	(3)

Net Decrease in Cash and Cash Equivalents	(469)	(46)
Cash and Cash Equivalents — Beginning of Period	786	459

Cash and Cash Equivalents — End of Period	$317	$413

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	March	December
	21, 2009	27, 2008
ASSETS
Current Assets
Cash and cash equivalents	$317	$786
Accounts receivable, net	1,408	1,371
Inventories	619	528
Prepaid expenses and other current assets	236	337

Total Current Assets	2,580	3,022
Property, plant and equipment, net	3,697	3,869
Other intangible assets, net	3,758	3,751
Goodwill	1,417	1,434
Investments in noncontrolled affiliates	511	619
Notes receivable from PBG	3,756	3,692
Other assets	158	108

Total Assets	$15,877	$16,495

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,548	$1,529
Short-term borrowings	177	103
Current maturities of long-term debt	6	1,305

Total Current Liabilities	1,731	2,937
Long-term debt	4,526	3,789
Other liabilities	1,297	1,284
Deferred income taxes	276	279

Total Liabilities	7,830	8,289

Equity
Owners’ net investment	8,980	8,907
Accumulated other comprehensive loss	(1,574)	(1,373)

Total Owners’ Equity	7,406	7,534
Noncontrolling interests	641	672

Total Equity	8,047	8,206

Total Liabilities and Equity	$15,877	$16,495

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Changes in Equity
12 Weeks Ended March 21, 2009 and March 22, 2008
in millions, unaudited

		Accumulated
		Other				Compre-
	Owners’	Compre-	Total	Non-		hensive
	Net	hensive	Owners’	controlling	Total	Income
	Investment	Loss	Equity	Interests	Equity	(Loss)
Balance at December 29, 2007	$9,418	$(189)	$9,229	$379	$9,608
Comprehensive income (loss):
Net income	98	—	98	(3)	95	$95
Net currency translation adjustment	—	(22)	(22)	9	(13)	(13)
Cash flow hedge adjustment, net of tax of $1	—	5	5	—	5	5
Pension and postretirement medical benefit plans adjustment	—	6	6	—	6	6

Total comprehensive income						$93

SFAS 158 — measurement date adjustment	(27)	36	9	—	9
Share-based compensation	12	—	12	—	12
Contributions from owners	22	—	22	3	25

Balance at March 22, 2008	$9,523	$(164)	$9,359	$388	$9,747

Balance at December 27, 2008	$8,907	$(1,373)	$7,534	$672	$8,206
Comprehensive income (loss):
Net income	67	—	67	(3)	64	$64
Net currency translation adjustment	—	(214)	(214)	(76)	(290)	(290)
Cash flow hedge adjustment	—	2	2	—	2	2
Pension and postretirement medical benefit plans adjustment	—	11	11	—	11	11

Total comprehensive loss						$(213)

Tax benefit and withholding tax — equity awards	(5)	—	(5)	—	(5)
Share-based compensation	12	—	12	—	12
Cash distributions to owner	(1)	—	(1)	—	(1)
Contributions from noncontrolling interest holder	—	—	—	48	48

Balance at March 21, 2009	$8,980	$(1,574)	$7,406	$641	$8,047

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
Note 1—Basis of Presentation
     Bottling Group, LLC (referred to as “Bottling LLC,” “we,” “our,” “us” and the “Company”) is the principal operating subsidiary of The Pepsi Bottling Group, Inc. (“PBG”) and consists of substantially all of the operations and assets of PBG. PBG is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows, as well as the related footnote disclosures. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
     These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2008 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
     Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Fiscal years 2009 and 2008 consist of 52 weeks. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.4 percent of Bottling LLC and PepsiCo owns the remaining 6.6 percent as of March 21, 2009. In addition, PepsiCo has a 40 percent ownership interest in our Russian venture, PR Beverages Limited.
     We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities for which we are the primary beneficiary. Noncontrolling interest in earnings and ownership has been recorded for the percentage of these entities not owned by Bottling LLC. We have eliminated all intercompany accounts and transactions in consolidation.

Note 2—Seasonality of Business
     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because sales of our products are seasonal. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality. From a cash flow perspective, the majority of our cash flow from operations is generated in the third and fourth quarters.
Note 3—New Accounting Standards
SFAS No. 141(R) as amended
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in the first quarter of 2009, and did not have a material impact on our Condensed Consolidated Financial Statements.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in our Condensed Consolidated Balance Sheets and below income tax expense in our Condensed Consolidated Statements of Operations. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, we have retrospectively applied the presentation to our prior year balances in our Condensed Consolidated Financial Statements.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 became effective in the first quarter of 2009. See Note 8 for required disclosure.
FSP FAS 132(R)-1
     In December 2008, the FASB issued FASB Staff Position No. SFAS 132(revised 2003)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP FAS 132(R)-1 will become effective for our annual financial statements for 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Disclosures about the Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 has an

effective date requiring adoption by the third quarter of 2009 with early adoption permitted. We adopted the provisions of FSP FAS 107-1 and APB 28-1 in the first quarter of 2009. See Note 7 for required disclosures.
Note 4—Share-Based Compensation
     The total impact of share-based compensation recognized in the Condensed Consolidated Statements of Operations was $12 million for the 12 week periods ended March 21, 2009 and March 22, 2008.
     During each of the 12 weeks ended March 21, 2009 and March 22, 2008, we granted 5 million and 3 million PBG stock option awards at a weighted-average fair value of $4.46 and $7.06, respectively.
     During each of the 12 weeks ended March 21, 2009 and March 22, 2008, we granted 2 million and 1 million PBG restricted stock unit awards at a weighted-average fair value of $18.72 and $35.77, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $112 million as of March 21, 2009. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Note 5—Balance Sheet Details

	March	December
	21, 2009	27, 2008
Accounts Receivable, net
Trade accounts receivable	$1,207	$1,208
Allowance for doubtful accounts	(72)	(71)
Accounts receivable from PepsiCo	188	154
Note receivable from PepsiCo	29	—
Other receivables	56	80

	$1,408	$1,371

Inventories
Raw materials and supplies	$215	$185
Finished goods	404	343

	$619	$528

Prepaid Expenses and Other Current Assets
Prepaid expenses	$194	$187
Accrued interest receivable from PBG	15	118
Other current assets	27	32

	$236	$337

Property, Plant and Equipment, net
Land	$293	$300
Buildings and improvements	1,533	1,542
Manufacturing and distribution equipment	3,887	3,999
Marketing equipment	2,168	2,246
Capital leases	21	23
Other	135	139

	8,037	8,249
Accumulated depreciation	(4,340)	(4,380)

	$3,697	$3,869

	March	December
	21, 2009	27, 2008
Other Assets
Note receivable from PepsiCo	$58	$—
Other assets	100	108

	$158	$108

Note Receivable from PepsiCo
     During the first quarter of 2009, we issued a ruble-denominated 3-year note with an interest rate of 10.0 percent (“Note receivable from PepsiCo”) to JSC Lebedyansky (“Lebedyansky”), a consolidated subsidiary of PepsiCo and a noncontrolled affiliate of Bottling LLC, valued at $87 million on March 21, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us. This note receivable is recorded in accounts receivable, net and other assets in our Condensed Consolidated Balance Sheets.

	March	December
	21, 2009	27, 2008
Accounts Payable and Other Current Liabilities
Accounts payable	$469	$444
Accounts payable to PepsiCo	275	217
Trade incentives	155	189
Accrued compensation and benefits	197	240
Other accrued taxes	98	128
Accrued interest	58	62
Other current liabilities	296	249

	$1,548	$1,529

Note 6—Other Intangible Assets, net and Goodwill
The components of other intangible assets are as follows:

	March	December
	21, 2009	27, 2008
Intangibles subject to amortization
Gross carrying amount
Customer relationships and lists	$42	$45
Franchise and distribution rights	74	41
Other identified intangibles	21	34

	137	120

Accumulated amortization
Customer relationships and lists	(14)	(15)
Franchise and distribution rights	(31)	(31)
Other identified intangibles	(8)	(21)

	(53)	(67)

Intangibles subject to amortization, net	84	53

Intangibles not subject to amortization
Carrying amount
Franchise rights	3,231	3,244
Licensing rights	315	315
Distribution rights	46	49
Brands	35	39
Other identified intangibles	47	51

Intangibles not subject to amortization	3,674	3,698

Total other intangible assets, net	$3,758	$3,751

Intangible asset amortization
     Intangible asset amortization expense was $1 million and $2 million for the 12 weeks ended March 21, 2009 and March 22, 2008, respectively. Amortization expense for each of the next five years is estimated to be approximately $10 million or less.
     During the first quarter of 2009, we acquired distribution rights for Rockstar energy drinks in the United States and Canada and Muscle Milk protein-enhanced functional beverages in the United States. As a result of these acquisitions, we recorded approximately $35 million of amortizable distribution rights.
Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 12 weeks ended March 21, 2009 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 27, 2008	$1,235	$26	$173	$1,434
Purchase price allocations relating to acquisitions	1	—	—	1
Impact of foreign currency translation	(4)	—	(14)	(18)

Balance at March 21, 2009	$1,232	$26	$159	$1,417

Note 7—Fair Value Measurements
     We adopted SFAS 157 at the beginning of the 2008 fiscal year for all financial instruments valued on a recurring basis, at least annually. Additionally, beginning in the first quarter of 2009, in accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) we now apply SFAS 157 to financial and nonfinancial assets and liabilities. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with SFAS 157, we have categorized our assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
     Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
     Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for identical assets and liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.
     Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.
     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of March 21, 2009 and December 27, 2008:

	Level 2
	March	December
	21, 2009	27, 2008
Financial Assets
Foreign currency (1)	$5	$13
Deferred compensation (2)	11	13
Interest-rate swaps (3)	4	8

Total	$20	$34

Financial Liabilities
Commodity (1)	$58	$57
Foreign currency (1)	7	6
Interest-rate swaps (3)	5	1

Total	$70	$64

(1)	Based primarily on the forward rates of the specific indices upon which the contract settlement is based.

(2)	Based primarily on the value of PBG’s stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.
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
     Long-term debt, which includes the current maturities of long-term debt, at March 21, 2009, had a carrying value and fair value of $4.5 billion and $4.8 billion, respectively, and at December 27, 2008, had a carrying value and fair value of $5.1 billion and $5.3 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Note 8—Financial Instruments and Risk Management
     We are subject to the risk of loss arising from adverse changes in commodity prices, foreign currency exchange rates, interest rates and PBG’s stock price. In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.
     All derivative instruments are recorded at fair value as either assets or liabilities in our Condensed Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as either a hedge of a recognized asset or liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives are not designated as hedging instruments under SFAS 133 and are used as “economic hedges” to manage certain risks in our business.
Cash Flow Hedges
     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument is deferred in accumulated other comprehensive loss (“AOCL”) until the underlying hedged item is recognized in earnings. The derivative’s gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately.
     The Company hedges the following types of items that qualify for cash flow hedge accounting under SFAS 133:
     Commodity — We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration and as of March 21, 2009, have a notional value, based on the contract price, of $351 million.
     Foreign Currency — We are subject to foreign currency transactional risks in certain of our international territories primarily for the purchase of commodities that are denominated in currencies that are different from their functional currency. We enter into forward contract agreements to hedge a portion of this foreign currency risk. These contracts generally range from one to 12 months in duration and as of March 21, 2009, have a notional value, based on the contract price, of $64 million.
     Interest — We have entered into treasury rate lock agreements to hedge against adverse interest rate changes on certain debt financing arrangements. Gains and losses from these treasury rate lock agreements that are considered effective are deferred in AOCL and amortized to interest expense over the duration of the debt term. The Company has a $3 million net deferred gain in AOCL, which will be amortized over a maximum of 7 years. For the quarter ended March 21, 2009, we recognized a loss of $0.2 million in interest expense.
Fair Value Hedges
     Interest Rate Swaps — We effectively converted $750 million of our fixed-rate debt to floating-rate debt through the use of interest-rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are assumed to be 100 percent effective in eliminating the market-rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt and recognized currently in earnings.
Economic Hedges
     As part of our risk management strategy, we enter into derivative instruments that are not designated as hedging instruments under SFAS 133, but are used as economic hedges to manage certain risks in our business. These derivative instruments are marked to market on a periodic basis and recognized currently in earnings consistent with the expense classification of the underlying hedged item. The Company has the following types of economic hedges:

     Foreign Currency Hedges — We entered into forward exchange contracts to economically hedge a portion of our intercompany receivable balances that are denominated in Mexican pesos. These contracts generally range from one to 12 months in duration and as of March 21, 2009, have a notional value, based on the contract price, of $50 million.
     Additionally, we fair value certain vendor and customer contracts that have embedded foreign currency derivative components. These contracts generally range from one year to four years and have a notional value, based on the contract price, of $16 million.
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. At March 21, 2009, we had a prepaid forward contract for 585,000 shares of PBG’s stock.
Balance Sheet Classification
     The following summarizes the fair values and location in our Condensed Consolidated Balance Sheet of all derivatives held by the Company as of March 21, 2009.

Derivatives Designated as Hedging		Fair
Instruments under SFAS 133	Balance Sheet Classification	Value
Assets
Foreign currency	Prepaid expenses and other current assets	$4
Interest-rate swaps	Other assets	4
Commodity	Accounts payable and other current liabilities	1
Commodity	Other liabilities	2

		$11

Liabilities
Foreign currency	Prepaid expenses and other current assets	$1
Commodity	Accounts payable and other current liabilities	51
Commodity	Other liabilities	10
Interest-rate swaps	Other liabilities	5

		$67

Derivatives Not Designated as Hedging		Fair
Instruments under SFAS 133	Balance Sheet Classification	Value
Assets
Foreign currency	Prepaid expenses and other current assets	$3
Deferred compensation	Prepaid expenses and other current assets	11

		$14

Liabilities
Foreign currency	Prepaid expenses and other current assets	$1
Foreign currency	Accounts payable and other current liabilities	5
Foreign currency	Other liabilities	2

		$8

Cash Flow Hedge Gains (Losses) Recognition
     The following summarizes the gains (losses) recognized in the Condensed Consolidated Statement of Operations and AOCL of derivatives designated and qualifying as cash flow hedges for the quarter ended March 21, 2009.

Derivatives in SFAS	Amount of		Amount of Gain (Loss)
133 Cash Flow	Gain (Loss)	Location of Gain (Loss)	Reclassified
Hedging	recognized in	Reclassified from AOCL into	from AOCL into
Relationships	OCL	Income	Income
Foreign currency	$—	Cost of goods sold	$3
Commodity	(7)	Cost of goods sold	(3)
Commodity	(5)	Selling, delivery and administrative expenses	(14)
Treasury rate lock	—	Interest expense, net	—

	$(12)		$(14)

     The ineffective portion of the change in fair value of our cash flow hedges was not material to our results for the quarter ended March 21, 2009. Assuming no change in the commodity prices and foreign currency rates as measured on March 21, 2009, $42 million of unrealized losses will be reclassified from AOCL and recognized in earnings over the next 12 months.
Other Derivatives Gains (Losses) Recognition
     The following summarizes the gains (losses) and the location in the Condensed Consolidated Statement of Operations of derivatives designated and qualifying as fair value hedges and derivatives not designated as hedging instruments for the quarter ended March 21, 2009:

		Amount of
		Gain (Loss)
		Recognized in
	Location of Gain (Loss) Recognized in	Income on
	Income on Derivative	Derivative
Derivatives in SFAS 133 Fair Value Hedging Relationship
Interest-rate swaps	Interest expense, net	$4

Derivatives Not Designated as Hedging Instruments under SFAS 133
Deferred compensation	Selling, delivery and administrative expenses	$(1)
Foreign currency	Other non-operating expenses (income), net	(5)

		$(6)

     The Company has recorded $7 million of foreign currency transactional losses in other non-operating expenses (income), net in the Condensed Consolidated Statement of Operations for the quarter ended March 21, 2009.

Note 9—Pension and Postretirement Medical Benefit Plans
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
Defined Benefit Pension Plans
     In the U.S. we participate in PBG’s non-contributory defined benefit pension plans for certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, we no longer accrue benefits for certain of our salaried and non-union employees that do not meet age and service requirements.
Postretirement Medical Plans
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements. The plans are not funded and since 1993 have included retiree cost sharing.
Components of Net Pension Expense

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Service cost	$14	$12
Interest cost	25	23
Expected return on plan assets — (income)	(28)	(27)
Amortization of net loss	8	3
Amortization of prior service costs	2	2

Net pension expense for the defined benefit plans	$21	$13

     On March 31, 2009, we made a contribution of $70 million to the U.S. defined benefit pension trust.
Components of Postretirement Medical Expense

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Service cost	$1	$1
Interest cost	5	5
Amortization of net loss	—	1

Total postretirement medical expense	$6	$7

Defined Contribution Benefits
     Nearly all of our U.S. employees are eligible to participate in PBG’s defined contribution plans, which are voluntary defined contribution savings plans. We make matching contributions to the defined contribution savings plans on behalf of participants eligible to receive such contributions. Additionally, U.S. employees not eligible to participate in the defined benefit pension plans and whose benefits are discontinued will receive additional Company retirement contributions under the defined contribution plans. Defined contribution expense was $8 million and $7 million for the 12 weeks ended March 21, 2009 and March 22, 2008, respectively.
Note 10—Income Taxes
     We currently have on-going income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. During the second quarter of 2009, we reached a settlement with the Canadian tax authorities related to an issue that was in dispute for our 1999-2005 tax years. We believe that it is reasonably possible that our worldwide reserves for uncertain tax benefits could decrease in the range of $10 million to $50 million within the next 12 months as a result of the completion of audits in various jurisdictions and the expiration of statute of limitations. The reductions in our tax reserves could result in a combination of additional tax payments, the adjustment of certain deferred taxes or the recognition of tax benefits in our Consolidated Statements of Operations. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.
Note 11—Segment Information
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
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, noncontrolling interest, foreign exchange gains and losses and income taxes.

     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Net Revenues
U.S. & Canada	$2,177	$2,207
Europe	174	236
Mexico	156	208

Worldwide net revenues	$2,507	$2,651

Operating Income (Loss)
U.S. & Canada	$142	$134
Europe	(25)	(31)
Mexico	(2)	3

Worldwide operating income	115	106
Interest expense	67	47
Interest income	26	41
Other non-operating expenses (income), net	7	(2)

Income before income taxes	$67	$102

	March	December
	21, 2009	27, 2008
Total Assets
U.S. & Canada	$13,029	$13,328
Europe	1,999	2,222
Mexico	849	945

Worldwide total assets	$15,877	$16,495

Note 12—Restructuring Charges
     In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reporting segments with the objective to strengthen customer service and selling effectiveness; simplify decision making and streamline the organization; drive greater cost productivity to adapt to current macroeconomic challenges; and rationalize the Company’s supply chain infrastructure. As part of the restructuring program, approximately 3,600 positions will be eliminated across all reporting segments, four facilities will be closed in the United States, three plants and about 30 distribution centers will be closed in Mexico and about 700 routes will be eliminated in Mexico. In addition, PBG modified its U.S. defined benefit pension plans, which will generate long-term savings and significantly reduce future financial obligations.
     The Company expects to record pre-tax charges of $140 million to $170 million in selling, delivery and administrative expenses over the course of the restructuring program, which are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. The program is expected to be substantially completed by the end of 2009. Since the inception of the program and through March 21, 2009, we eliminated approximately 1,700 positions across all reporting segments and closed four facilities in the United States, two plants in Mexico and eliminated 326 routes in Mexico.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $35 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. This includes $2 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our estimated cost for this program or the tables below.

     The following tables summarize the pre-tax costs associated with the restructuring program.
By Reportable Segment

		U.S. &
	Worldwide	Canada	Mexico	Europe
Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs incurred during the first quarter ended March 21, 2009	5	3	2	—
Costs expected to be incurred through December 26, 2009	52-82	33-44	18-33	1-5

Total costs expected to be incurred	$140-$170	$89-$100	$23-$38	$28-$32

By Activity

				Asset
			Pension &	Disposal,
		Severance	Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other
Costs incurred through December 27, 2008	$83	$47	$29	$7
Cash payments	(11)	(10)	—	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	42	36	6	—
Costs incurred during the first quarter ended March 21, 2009	5	1	1	3
Cash payments	(22)	(18)	(2)	(2)
Non-cash settlements	(2)	—	(1)	(1)

Remaining costs accrued at March 21, 2009	$23	$19	$4	$—

Note 13—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	12 Weeks Ended
	March	March
	21, 2009	22, 2008
Interest paid	$66	$34
Income taxes paid (received)	$6	$(1)
Decrease in accounts payable related to capital expenditures	$(10)	$(49)
Note 14—Contingencies
     We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising from the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

Note 15—Guarantees
     PBG has a committed revolving credit facility of $1.2 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by us and will be used to support PBG’s commercial paper program and our working capital requirements. PBG had $129 million and $0 million of outstanding commercial paper at March 21, 2009 and December 27, 2008, respectively.
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
Note 16—Subsequent Event
     On April 19, 2009, PBG received an unsolicited, non-binding proposal from PepsiCo to acquire all of the outstanding shares of PBG’s common stock not already owned by PepsiCo for $29.50 per share. The tender offer consists of $14.75 in cash plus 0.283 shares of PepsiCo common stock for each share of PBG common stock. PBG’s Board of Directors will evaluate the proposal and respond in due course.

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
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Condensed Consolidated Financial Statements. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
OUR CRITICAL ACCOUNTING POLICIES
     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of Bottling LLC’s financial condition and results of operations:
•	Other Intangible Assets, net and Goodwill;
•	Pension and Postretirement Medical Benefit Plans; and
•	Income Taxes.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks Ended
	March	March
Income/(Expense)	21, 2009	22, 2008
Operating Income
2008 Restructuring Charges	$(5)	$—
2007 Restructuring and Asset Disposal Charges	—	(3)

Total Operating Income Impact	$(5)	$(3)

Net Income Attributable to Bottling LLC
2008 Restructuring Charges	$(5)	$—
2007 Restructuring and Asset Disposal Charges	—	(3)

Total Net Income Attributable to Bottling LLC Impact	$(5)	$(3)

2009 Items
2008 Restructuring Charges
     In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reportable segments. We anticipate the program to be substantially complete by the end of 2009 and the program is expected to result in annual pre-tax savings of approximately $150 million to $160 million. The Company expects to record pre-tax charges of $140 million to $170 million over the course of the restructuring program. These charges are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. As part of the restructuring program, approximately 3,600 positions will be eliminated including 800 positions in the U.S. & Canada, 600 positions in Europe and 2,200 positions in Mexico.
     Since the inception of the program, the Company incurred pre-tax charges of $88 million. Of this amount, we recorded $5 million in the first quarter of 2009, of which $3 million was recorded in our U.S. & Canada segment and $2 million was recorded in our Mexico segment.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $35 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. During the first quarter of 2009, we paid $22 million in pre-tax cash expenditures from these restructuring actions.
     For further information about our restructuring charges see Note 12 in the Notes to Condensed Consolidated Financial Statements.
2008 Items
2007 Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During the first quarter of 2008, we substantially completed the organizational realignment, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of $29 million. Of this amount, we recorded $2 million in the first quarter of 2008, primarily relating to relocation expenses in our U.S. & Canada segment.

Asset Disposal Costs
     In the fourth quarter of 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan to rationalize our vending asset base in our U.S. & Canada segment by disposing of older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. This plan, which we completed in the second quarter of 2008, was part of the Company’s broader initiative designed to improve operating income margins of our FSV business. Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of $25 million, the majority of which was non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we incurred a pre-tax charge of $1 million associated with the FSV Rationalization plan in the first quarter of 2008. This charge was recorded in selling, delivery and administrative expenses.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended
	March	March	% Change
	21, 2009	22, 2008	Better/(Worse)
Net revenues	$2,507	$2,651	(5)%
Cost of sales	$1,403	$1,482	5%
Gross profit	$1,104	$1,169	(6)%
Selling, delivery and administrative expenses	$989	$1,063	7%
Operating income	$115	$106	9%
Net income attributable to Bottling LLC	$67	$98	(32)%
     Foreign currency impact — The impact of foreign currency translation, driven by weakening foreign functional currencies, reduced worldwide net revenues and gross profit growth by approximately five percentage points. Weakening currencies also reduced growth in cost of sales and selling, delivery and administrative expenses by approximately six percentage points. Operating income was favorably impacted by a net increase of five percentage points due to foreign currency translation.
     The benefit from foreign currency translation was offset by a significant increase in foreign currency transactional costs for our U.S. dollar and euro denominated purchases in Europe and Mexico. Negative foreign currency transactional costs increased cost of sales growth by approximately $27 million and other non-operating expenses (income), net by an additional $9 million, for the quarter.
     Volume — Decrease of five percent was driven by declines in each of our segments due to the soft economic conditions globally, which have negatively impacted the liquid refreshment beverage category. Additionally, worldwide volume was negatively impacted by two percentage points due to the shift of the Easter holiday from the first quarter in 2008 to the second quarter in 2009 (“Easter Shift”).
     Net revenues — Reported net revenues declined five percent driven by a decrease in worldwide volume growth and the negative impact from foreign currency translation. This decline was partially offset by a five percentage point increase in net revenue per case on a currency neutral basis driven primarily by rate increases in each of our segments. Reported net revenue per case declined one percent versus the prior year, which includes a five percentage point negative impact from foreign currency translation.
     Cost of sales — Reported cost of sales declined five percent due to foreign currency translation and lower volume in the quarter. These declines were partially offset by a five percentage point increase in cost of sales per case on a currency neutral basis due to higher raw material costs coupled with the negative impact of foreign currency transactional costs in Europe and Mexico. Reported cost of sales per case was flat versus the prior year, which includes a six percentage point benefit from foreign currency translation.
     Gross profit — Reported gross profit declined by six percent driven by volume declines and foreign currency translation. This was partially offset by a five percentage point improvement in gross profit per case on a currency neutral basis where rate gains more than offset higher raw material costs. Reported gross profit per case declined one percent versus the prior year, which includes a five percentage point negative impact from foreign currency translation.

     Selling, delivery and administrative (“SD&A”) expenses — Reported SD&A expenses declined by seven percent driven by foreign currency translation and lower operating costs due to continued productivity improvements across all segments coupled with volume declines.
     Operating income — Reported operating income grew nine percent driven primarily by cost and productivity improvements, strong pricing actions and the positive impact from acquisitions and foreign currency translation. Operating income growth was reduced by volume declines and a two percentage point negative impact from the restructuring charges discussed above.
     Net income attributable to Bottling LLC — Decline for the quarter reflects higher interest expense on third party loans and lower interest income generated from loans made to PBG coupled with the negative impact of foreign currency transactional losses in 2009. This was partially offset by an increase in operating income and lower income tax expense.
2009 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended
	March 21, 2009 vs. March 22, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(6)%	(5)%	(16)%	(7)%
Acquisitions	1	2	—	—

Total volume change	(5)%	(3)%	(16)%	(7)%

U.S. & Canada
     In our U.S. & Canada segment, volume decreased three percent due primarily to the macroeconomic factors negatively impacting the liquid refreshment beverage category and the Easter Shift. The Easter Shift contributed two percentage points to the decline for the quarter. This decline in volume was partially offset by a two percentage point increase from our acquisition of Lane Affiliated Companies, Inc. (“Lane”) in the fourth quarter of 2008, coupled with incremental volume from our newly acquired rights to distribute Crush and Muscle Milk in the U.S., which contributed an additional two percentage points of growth to the quarter.
     Take-home and cold drink channels declined by four percent and seven percent, respectively, for the quarter. The decline in the take-home channel for the quarter was driven primarily by our large format stores due to the overall slow down in the economy and the negative impact from the Easter Shift. Declines in the cold drink channel were driven by our foodservice channel, including restaurants, travel and leisure and workplace, which have been particularly impacted by the economic downturn in the United States.
Europe
     In our Europe segment, volume declined by 16 percent for the quarter. Soft volume performance reflected the overall weak macroeconomic environment and category softness throughout Europe, which resulted in double digit declines in Russia, Spain and Turkey.

Mexico
     In our Mexico segment, volume decreased seven percent for the quarter driven by slower economic growth coupled with pricing actions taken by the Company to drive improved margins across its portfolio. This drove single digit declines in our carbonated soft drink (“CSD”) and bottled water categories and double digit declines in jug water and single serve packages.
Net Revenues

	12 Weeks Ended
	March 21, 2009 vs. March 22, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$2,507	$2,177	$174	$156
2008 Net revenues	$2,651	$2,207	$236	$208

% Impact of:
Volume impact	(6)%	(5)%	(16)%	(7)%
Net price per case impact (rate/mix)	5	4	10	5
Acquisitions	1	1	—	—
Currency translation	(5)	(2)	(20)	(23)

Total net revenues change	(5)%	(1) %*	(26)%	(25)%

*	Does not add due to rounding to the whole percent.
U.S. & Canada
     In our U.S. & Canada segment, net revenues declined one percent in the quarter driven by volume declines and currency translation. These decreases were partially offset by a four percent improvement in net revenue per case on a currency neutral basis driven by rate increases on the majority of our packages taken to offset rising raw material costs and improve profitability coupled with incremental revenue from our prior year acquisition of Lane.
Europe
     In our Europe segment, net revenues declined 26 percent in the quarter due primarily to the negative impact of foreign currency translation and volume declines. Growth in net revenue per case on a currency neutral basis was driven primarily by rate actions and disciplined promotional spending in Russia.
Mexico
     In our Mexico segment, declines in net revenues of 25 percent in the quarter reflect the negative impact of foreign currency translation and lower volume. Net revenue per case grew five percent on a currency neutral basis primarily due to rate increases taken on our CSD and bottled water categories to drive margin improvement.

Operating Income

	12 Weeks Ended
	March 21, 2009 vs. March 22, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Operating income (loss)	$115	$142	$(25)	$(2)
2008 Operating income (loss)	$106	$134	$(31)	$3

% Impact of:
Operations	3%	7%	(8)%	(147)%
Currency translation	5	(2)	26	29
2008 Restructuring charges	(4)	(2)	—	(62)
2007 Restructuring and asset disposal charges	2	2	—	—
Acquisitions	3	2	—	—

Total operating income change	9%	7%	17%*	(180)%

*	Does not add due to rounding to the whole percent.
U.S. & Canada
     In our U.S. & Canada segment, operating income increased seven percent for the quarter. Increase in operating income for the quarter was primarily due to cost and productivity improvements, increases in gross profit per case and the positive impact from our acquisition of Lane. These increases were partially offset by lower income due to volume declines and the negative impact of foreign currency translation.
     Reported gross profit per case improved two percent for the quarter in our U.S. & Canada segment which includes a two percentage point negative impact from foreign currency translation. The remaining four percent improvement in gross profit per case on a currency neutral basis was driven by growth in net revenue per case, which more than offset higher raw material costs. Reported cost of sales per case increased two percent versus the prior year, which includes a two percentage point benefit from foreign currency translation.
     SD&A expenses improved three percent for the quarter in our U.S. & Canada segment due to lower costs resulting from productivity initiatives and volume declines coupled with a three percentage point positive impact from foreign currency. These declines were partially offset by rising costs in labor and benefits and the impact of our prior year acquisition.
Europe
     In our Europe segment, reported operating income increased 17 percent for the quarter which includes a 26 percentage point benefit from foreign currency translation. The remaining eight percent decrease in operating income on a currency neutral basis was due to lower volume, partially offset by improvements in gross profit per case and cost and productivity improvements.
     Reported gross profit per case in Europe declined 14 percent for the quarter which includes a 22 percentage point negative impact from foreign currency translation. The remaining eight percent improvement in gross profit per case on a currency neutral basis was driven by strong rate increases which offset higher raw material costs. Increases in raw material costs in Europe were primarily due to the negative impact of foreign currency transactional costs resulting from U.S. dollar and Euro purchases in this segment.
     SD&A expenses in Europe improved 25 percent which includes a 20 percentage point benefit from foreign currency translation. The remaining five percentage points of improvement were driven by lower volume and cost and productivity initiatives throughout Europe, partially offset by higher operating costs due to the increased investment in Russia.

Mexico
     In our Mexico segment, operating income decreased in the quarter due to volume declines, partially offset by improved pricing actions and lower costs resulting from productivity initiatives.
     Reported gross profit per case declined 21 percent which includes a 24 percent negative impact from foreign currency translation. The remaining three percent improvement in gross profit per case on a currency neutral basis was due to solid revenue and margin management which offset rising raw material costs due to higher foreign currency transactional costs relating to our U.S. dollar denominated purchases in Mexico.
     SD&A expenses improved 22 percent which includes a 25 percent benefit from foreign currency translation and a two percentage point negative impact from restructuring charges. The remaining one percent increase was due to inflation, partially offset by lower costs associated with volume declines and reduced operating costs attributable to improved route productivity.
Interest Expense
     Interest expense increased $20 million due to higher debt levels associated with the issuance of $750 million of senior notes in January 2009 and the pre-funding of our February 2009 $1.3 billion debt maturity.
Interest Income
     Interest income decreased $15 million driven primarily by lower effective interest rates on loans made to PBG.
Other Non-operating Expenses (Income), net
     Other net non-operating expense was $7 million in the first quarter of 2009 as compared to $2 million of net non-operating income in the first quarter of 2008. Foreign currency transactional losses in 2009 resulted primarily from our U.S. dollar and euro denominated purchases in Mexico and Russia, reflecting the impact of the weakening peso and ruble.
Net Income Attributable to Noncontrolling Interests
     Net income attributable to noncontrolling interests was flat versus the prior year, primarily reflecting PepsiCo’s 40 percent ownership in the PR Beverages venture.
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
     Our effective tax rate for the 12 weeks ended March 21, 2009 was 5.1 percent compared with our effective tax rate of 7.3 percent for the 12 weeks ended March 22, 2008. The decrease in our 2009 effective tax rate was primarily driven by certain tax planning strategies that are favorably impacting our tax provision.

LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
12 Weeks Ended March 21, 2009 vs. March 22, 2008
     Bottling LLC generated $261 million of net cash from operations, an increase of $150 million from 2008. The increase in net cash provided by operations was driven primarily by higher interest payments received from PBG and the timing of accounts payable disbursements.
     Net cash used for investments was $266 million, an increase of $85 million from 2008. The increase in cash used for investments was driven primarily by a loan made to our Lebedyansky non-controlled affiliate contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us, and an increase in notes receivable from PBG, partially offset by lower capital expenditures.
     Net cash used for financing activities was $448 million, an increase of $475 million from 2008. This increase in cash used for financing reflects the repayment of our $1.3 billion bond, partially offset by the issuance of a $750 million bond.
Liquidity and Capital Resources
     Our principal sources of cash include cash from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions and working capital requirements for PBG and us for the foreseeable future.
     The recent and extraordinary disruption in the world credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management cannot predict with any certainty the impact to the Company of any further disruption in the credit environment.
     During the first quarter of 2009, we issued $750 million in senior notes, with a coupon rate of 5.125 percent, maturing in 2019. The net proceeds of the offering, together with a portion of the proceeds from the offering of our senior notes issued in the fourth quarter of 2008, were used to repay our senior notes due at their scheduled maturity on February 17, 2009. The next significant scheduled debt maturity is not until 2012.
     On March 31, 2009, we made a contribution of $70 million to the U.S. defined benefit pension trust.
Contractual Obligations
     As of March 21, 2009, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, under the caption “Contractual Obligations”.
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

     Cautionary statements included in Management’s Discussion and Analysis and in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 should be considered when evaluating our trends and future results.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to our market risks as disclosed in Item 7 to our Annual Report on Form 10-K for the year ended December 27, 2008.
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

BOTTLING GROUP, LLC (Registrant)
Date: April 27, 2009	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Principal Accounting Officer and Managing Director

Date: April 27, 2009	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer