Form 10-Q
period 2009-06-13
BOTTLING GROUP LLC
filed 2009-07-14
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 13, 2009 (12 weeks)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Net revenues	$3,274	$3,522	$5,781	$6,173
Cost of sales	1,830	1,916	3,233	3,398

Gross profit	1,444	1,606	2,548	2,775
Selling, delivery and administrative expenses	1,134	1,263	2,123	2,326

Operating income	310	343	425	449
Interest expense	58	52	125	99
Interest income	24	33	50	74
Other non-operating income, net	(11)	(3)	(4)	(5)

Income before income taxes	287	327	354	429
Income tax (benefit) expense	(12)	21	(9)	28

Net income	299	306	363	401
Less: Net income attributable to noncontrolling interests	7	9	4	6

Net income attributable to Bottling LLC	$292	$297	$359	$395

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	13, 2009	14, 2008
Cash Flows — Operations
Net income	$363	$401
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	285	306
Deferred income taxes	3	4
Share-based compensation	26	27
Net other non-cash charges and credits	63	83
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(435)	(410)
Inventories	(188)	(191)
Prepaid expenses and other current assets	69	(66)
Accounts payable and other current liabilities	367	135
Income taxes payable	(5)	14

Net change in operating working capital	(192)	(518)
Pension contributions	(88)	—
Other, net	(34)	(78)

Net Cash Provided by Operations	426	225

Cash Flows — Investments
Capital expenditures	(226)	(398)
Acquisitions, net of cash acquired	(82)	(22)
Proceeds from sale of property, plant and equipment	5	10
Note receivable from PBG, net	(43)	(109)
Issuance of note receivable from noncontrolled affiliate	(92)	—
Repayments of note receivable from noncontrolled affiliate	8	—
Other investing activities, net	(1)	4

Net Cash Used for Investments	(431)	(515)

Cash Flows — Financing
Short-term borrowings, net	121	216
Proceeds from long-term debt	741	—
Payments of long-term debt	(1,304)	(6)
Contributions from noncontrolling interest holder	33	8
Other financing activities	(9)	—

Net Cash (Used for) Provided by Financing	(418)	218

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(3)

Net Decrease in Cash and Cash Equivalents	(421)	(75)
Cash and Cash Equivalents — Beginning of Period	786	459

Cash and Cash Equivalents — End of Period	$365	$384

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions

	(Unaudited)
	June	December
	13, 2009	27, 2008
ASSETS
Current Assets
Cash and cash equivalents	$365	$786
Accounts receivable, net	1,830	1,371
Inventories	732	528
Prepaid expenses and other current assets	322	337

Total Current Assets	3,249	3,022
Property, plant and equipment, net	3,866	3,869
Other intangible assets, net	3,891	3,751
Goodwill	1,471	1,434
Investments in noncontrolled affiliates	593	619
Notes receivable from PBG	3,735	3,692
Other assets	170	108

Total Assets	$16,975	$16,495

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,928	$1,529
Short-term borrowings	232	103
Current maturities of long-term debt	10	1,305

Total Current Liabilities	2,170	2,937
Long-term debt	4,456	3,789
Other liabilities	1,304	1,284
Deferred income taxes	299	279

Total Liabilities	8,229	8,289

Equity
Owners’ net investment	9,285	8,907
Accumulated other comprehensive loss	(1,240)	(1,373)

Total Bottling LLC Owners’ Equity	8,045	7,534
Noncontrolling interests	701	672

Total Equity	8,746	8,206

Total Liabilities and Equity	$16,975	$16,495

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Changes in Equity
24 Weeks Ended June 13, 2009 and June 14, 2008
in millions, unaudited

		Accumulated	Total
		Other	Bottling
	Owners’	Compre-	LLC	Noncon-		Compre-
	Net	hensive	Owners’	trolling	Total	hensive
	Investment	Loss	Equity	Interests	Equity	Income
Balance at December 29, 2007	$9,418	$(189)	$9,229	$379	$9,608
Comprehensive income:
Net income	395	—	395	6	401	$401
Net currency translation adjustment	—	21	21	11	32	32
Cash flow hedge adjustment, net of tax of $(1)	—	12	12	—	12	12
Pension and postretirement medical benefit plans adjustment	—	12	12	—	12	12

Total comprehensive income						$457

SFAS 158 — measurement date adjustment	(27)	36	9	—	9
Share-based compensation	28	—	28	—	28
Contributions from owners	26	—	26	32	58

Balance at June 14, 2008	$9,840	$(108)	$9,732	$428	$10,160

Balance at December 27, 2008	$8,907	$(1,373)	$7,534	$672	$8,206
Comprehensive income:
Net income	359	—	359	4	363	$363
Net currency translation adjustment	—	67	67	(20)	47	47
Cash flow hedge adjustment, net of tax of $4	—	45	45	(3)	42	42
Pension and postretirement medical benefit plans adjustment	—	21	21	—	21	21

Total comprehensive income						$473

Tax benefit — equity awards	1	—	1	—	1
Withholding tax — equity awards	(6)	—	(6)	—	(6)
Share-based compensation	25	—	25	—	25
Cash distributions to owner	(1)	—	(1)	—	(1)
Contributions from noncontrolling interest holder	—	—	—	48	48

Balance at June 13, 2009	$9,285	$(1,240)	$8,045	$701	$8,746

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Comprehensive Income
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Net income	$299	$306	$363	$401
Net currency translation adjustment	337	45	47	32
Cash flow hedge adjustment, net of tax	40	7	42	12
Pension and postretirement medical benefit plans adjustment	10	6	21	12

Comprehensive income	686	364	473	457
Less: Comprehensive income (loss) attributable to noncontrolling interests	60	11	(19)	17

Comprehensive income attributable to Bottling LLC	$626	$353	$492	$440

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
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.4 percent of Bottling LLC and PepsiCo owns the remaining 6.6 percent as of June 13, 2009. In addition, PepsiCo has a 40 percent ownership interest in PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations.
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
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009. The provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. In addition SFAS 160 requires reporting noncontrolling interest as a component of equity in our Condensed Consolidated Balance Sheets and below income tax expense in our Condensed Consolidated Statements of Operations. As required by SFAS 160, we have retrospectively applied the presentation to our prior year balances in our Condensed Consolidated Financial Statements.
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
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1

has an effective date requiring adoption by the third quarter of 2009 with early adoption permitted. We adopted the provisions of FSP FAS 107-1 and APB 28-1 in the first quarter of 2009. See Note 7 for required disclosures.
SFAS No. 165
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective in the third quarter of 2009 and will not likely have a material impact on our Consolidated Financial Statements.
SFAS No. 167
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will not have a material impact on our Consolidated Financial Statements.
Note 4—Share-Based Compensation
     The total impact of share-based compensation recognized in the Condensed Consolidated Statements of Operations was $14 million and $15 million for the 12 week periods ended June 13, 2009 and June 14, 2008, respectively, and $26 million and $27 million for the 24 week periods ended June 13, 2009 and June 14, 2008, respectively.
     During the 24 weeks ended June 13, 2009 and June 14, 2008, we granted 6 million and 3 million of PBG stock option awards at a weighted-average fair value of $4.52 and $7.11, respectively.
     During the 24 weeks ended June 13, 2009 and June 14, 2008, we granted 2 million and 1 million of PBG restricted stock unit awards at a weighted-average fair value of $18.72 and $35.38, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $101 million as of June 13, 2009. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 5—Balance Sheet Details

	June	December
	13, 2009	27, 2008
Accounts Receivable, net
Trade accounts receivable	$1,626	$1,208
Allowance for doubtful accounts	(73)	(71)
Accounts receivable from PepsiCo	198	154
Other receivables	79	80

	$1,830	$1,371

Inventories
Raw materials and supplies	$234	$185
Finished goods	498	343

	$732	$528

Prepaid Expenses and Other Current Assets
Prepaid expenses	$235	$187
Accrued interest receivable from PBG	35	118
Other current assets	52	32

	$322	$337

Property, Plant and Equipment, net
Land	$304	$300
Buildings and improvements	1,644	1,542
Manufacturing and distribution equipment	4,047	3,999
Marketing equipment	2,228	2,246
Capital leases	45	23
Other	138	139

	8,406	8,249
Accumulated depreciation	(4,540)	(4,380)

	$3,866	$3,869

Other Assets
Note receivable from noncontrolled affiliate	$92	$—
Other assets	78	108

	$170	$108

Note Receivable from Noncontrolled Affiliate
     During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0 percent (“Note receivable from noncontrolled affiliate”) to JSC Lebedyansky (“Lebedyansky”), a consolidated subsidiary of PepsiCo and a noncontrolled affiliate of Bottling LLC, valued at $92 million on June 13, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us. This note receivable is recorded in other assets in our Condensed Consolidated Balance Sheets.

	June	December
	13, 2009	27, 2008
Accounts Payable and Other Current Liabilities
Accounts payable	$614	$444
Accounts payable to PepsiCo	336	217
Trade incentives	208	189
Accrued compensation and benefits	235	240
Other accrued taxes	124	128
Accrued interest	60	62
Other current liabilities	351	249

	$1,928	$1,529

Note 6—Other Intangible Assets, net and Goodwill
The components of other intangible assets are as follows:

	June	December
	13, 2009	27, 2008
Intangibles subject to amortization
Gross carrying amount
Customer relationships and lists	$47	$45
Franchise and distribution rights	78	41
Other identified intangibles	29	34

	154	120

Accumulated amortization
Customer relationships and lists	(16)	(15)
Franchise and distribution rights	(33)	(31)
Other identified intangibles	(9)	(21)

	(58)	(67)

Intangibles subject to amortization, net	96	53

Intangibles not subject to amortization
Carrying amount
Franchise rights	3,336	3,244
Licensing rights	315	315
Distribution rights	51	49
Brands	41	39
Other identified intangibles	52	51

Intangibles not subject to amortization	3,795	3,698

Total other intangible assets, net	$3,891	$3,751

     During the first quarter of 2009, we acquired distribution rights for certain energy drinks in the United States and Canada and protein-enhanced functional beverages in the United States. As a result of these acquisitions, we recorded approximately $36 million of amortizable distribution rights, with a weighted-average amortization period of 10 years.
     During the second quarter, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas. As a result of this acquisition we recorded approximately $57 million of non-amortizable franchise rights and $8 million of non-compete agreements, with a weighted-average amortization period of 10 years.

Intangible asset amortization
     Intangible asset amortization expense was $2 million for both the 12 weeks ended June 13, 2009 and June 14, 2008. Intangible asset amortization expense was $4 million for both the 24 weeks ended June 13, 2009 and June 14, 2008. Amortization expense for each of the next five years is estimated to be approximately $11 million or less.
Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 13, 2009 are as follows:

		U.S. &
	Total	Canada	Europe	Mexico
Balance at December 27, 2008	$1,434	$1,235	$26	$173
Purchase price allocations relating to acquisitions	3	1	2	—
Impact of foreign currency translation	34	26	(1)	9

Balance at June 13, 2009	$1,471	$1,262	$27	$182

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

     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of June 13, 2009 and December 27, 2008:

	Level 2
	June	December
	13, 2009	27, 2008
Financial Assets
Commodity (1)	$24	$—
Foreign currency contracts (1)	3	13
Prepaid forward contract (2)	20	13
Interest rate swaps (3)	—	8

Total	$47	$34

Financial Liabilities
Commodity (1)	$22	$57
Foreign currency contracts (1)	18	6
Interest rate swaps (3)	89	1

Total	$129	$64

(1)	Based primarily on the forward rates of the specific indices upon which the contract settlement is based.

(2)	Based primarily on the value of PBG’s stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.
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
     Long-term debt, which includes the current maturities of long-term debt, at June 13, 2009, had a carrying value and fair value of $4.5 billion and $4.8 billion, respectively, and at December 27, 2008, had a carrying value and fair value of $5.1 billion and $5.3 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
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
Credit Risk Associated with Derivatives
     We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintained counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

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
     The Company hedges the following types of items that qualify for cash flow hedge accounting under SFAS 133:
     Commodity — We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration and as of June 13, 2009, have a notional value, based on the contract price, of $345 million.
     Foreign Currency — We are subject to foreign currency transactional risks in certain of our international territories primarily for the purchase of commodities that are denominated in currencies that are different from their functional currency. We enter into forward contract agreements to hedge a portion of this foreign currency risk. These contracts generally range from one to 24 months in duration and as of June 13, 2009, have a notional value, based on the contract price, of $74 million.
     Interest — We have entered into treasury rate lock agreements to hedge against adverse interest rate changes relating to the issuance of certain fixed rate debt financing arrangements. Gains and losses from these treasury rate lock agreements that are considered effective are deferred in AOCL and amortized to interest expense over the duration of the debt term. The Company has a $3 million net deferred gain in AOCL, which will be amortized over the next seven years. For the 12 weeks and 24 weeks ended June 13, 2009, we recognized, in interest expense, a loss of $0.1 million and $0.3 million, respectively.
Fair Value Hedges
     Interest Rate Swaps — We effectively converted $1.25 billion of our fixed-rate debt to floating-rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are assumed to be 100 percent effective in eliminating the market-rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt and recognized currently in earnings.
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
     Foreign Currency Hedges — We entered into forward exchange contracts to economically hedge a portion of our intercompany receivable balances that are denominated in Mexican pesos. These contracts generally range from one to 12 months in duration and as of June 13, 2009, have a notional value, based on the contract price, of $33 million.
     Additionally, we fair value certain vendor and customer contracts that have embedded foreign currency derivative components. These contracts generally range from one year to three years and as of June 13, 2009, have a notional value, based on the contract price, of $15 million.
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. At June 13, 2009, we had a prepaid forward contract for 585,000 shares of PBG’s stock.

Balance Sheet Classification
     The following summarizes the fair values and location in our Condensed Consolidated Balance Sheet of all derivatives held by the Company as of June 13, 2009:

Derivatives Designated as Hedging		Fair
Instruments under SFAS 133	Balance Sheet Classification	Value
Assets
Commodity	Prepaid expenses and other current assets	$14
Commodity	Other assets	10

		$24

Liabilities
Foreign currency	Accounts payable and other current liabilities	$13
Commodity	Accounts payable and other current liabilities	19
Commodity	Other liabilities	3
Interest rate swaps	Other liabilities	89

		$124

Derivatives Not Designated as Hedging		Fair
Instruments under SFAS 133	Balance Sheet Classification	Value
Assets
Foreign currency	Prepaid expenses and other current assets	$3
Prepaid forward contract	Prepaid expenses and other current assets	20

		$23

Liabilities
Foreign currency	Accounts payable and other current liabilities	$3
Foreign currency	Other liabilities	2

		$5

Cash Flow Hedge Gains (Losses) Recognition
     The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Operations and Other Comprehensive Income (“OCI”) of derivatives designated and qualifying as cash flow hedges for the 12 and 24 weeks ended June 13, 2009:

	Amount of			Amount of Gain (Loss)
	Gain (Loss)			Reclassified
	Recognized in			from AOCL into
	OCI			Income
Derivatives in SFAS	12 Weeks	24 Weeks		12 Weeks	24 Weeks
133 Cash Flow	Ended	Ended	Location of Gain (Loss)	Ended	Ended
Hedging	June	June 13,	Reclassified from AOCL into	June	June
Relationships	13, 2009	2009	Income	13, 2009	13, 2009
Foreign currency	$(15)	$(15)	Cost of sales	$2	$5
Commodity	26	19	Cost of sales	—	(3)
Commodity	15	10	Selling, delivery and administrative expenses	(12)	(26)

	$26	$14		$(10)	$(24)

     The ineffective portion of the change in fair value of our cash flow hedges was not material to our results for the 12 weeks and 24 weeks ended June 13, 2009. Assuming no change in the commodity prices and foreign currency rates as measured on June 13, 2009, $19 million of unrealized net losses will be reclassified from AOCL and recognized in earnings over the next 12 months.
Other Derivatives Gains (Losses) Recognition
     The following summarizes the gains (losses) and the location in the Condensed Consolidated Statements of Operations of derivatives designated and qualifying as fair value hedges and derivatives not designated as hedging instruments for the 12 and 24 weeks ended June 13, 2009:

		Amount of
		Gain (Loss)
		Recognized in
		Income on
		Derivative
		12 Weeks	24 Weeks
		Ended	Ended
	Location of Gain (Loss) Recognized in	June	June
	Income on Derivative	13, 2009	13, 2009
Derivatives in SFAS 133 Fair Value Hedging Relationship
Interest rate swaps	Interest expense	$5	$9

Derivatives Not Designated as Hedging Instruments under SFAS 133
Prepaid forward contract	Selling, delivery and administrative expenses	$8	$7
Foreign currency	Other non-operating income, net	1	(4)

		$9	$3

     The Company has recorded $11 million and $4 million of net foreign currency transactional gains in other non-operating income, net in the Condensed Consolidated Statements of Operations for the 12 weeks and 24 weeks ended June 13, 2009, respectively.

Note 9—Pension and Postretirement Medical Benefit Plans
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
Components of Net Pension Expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Service cost	$10	$11	$23	$23
Interest cost	24	23	49	46
Expected return on plan assets — (income)	(28)	(26)	(55)	(53)
Amortization of net loss	8	4	16	7
Amortization of prior service costs	2	2	4	4

Net pension expense for the defined benefit plans	$16	$14	$37	$27

     For the 24 weeks ended June 13, 2009, we made $88 million of contributions to the U.S. defined benefit pension trust.
Components of Postretirement Medical Expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Service cost	$1	$1	$2	$2
Interest cost	5	5	9	10
Amortization of net loss	—	1	1	2

Total postretirement medical expense	$6	$7	$12	$14

Defined Contribution Benefits
     Defined contribution expense was $13 million and $7 million for the 12 weeks ended June 13, 2009 and June 14, 2008, respectively, and $21 million and $15 million for the 24 weeks ended June 13, 2009 and June 14, 2008, respectively.
Note 10—Income Taxes
     During the second quarter of 2009, we reached a settlement with the Canadian tax authorities on an issue related to the 1999-2005 tax years. As a result, our gross reserves for uncertain tax benefits, excluding interest, decreased by $19 million which was reflected as a benefit in income tax expense in our Condensed Consolidated Statements of Operations. In addition, we decreased our related reserves for interest by approximately $6 million and recognized a tax benefit from interest refunds of approximately $4 million, for a total net tax benefit of $29 million as a result of these items.
     We currently have on-going income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. We believe that it is reasonably possible that our reserves for uncertain tax benefits could further decrease in the range of $10 million to $45 million within the next 12 months as a result of the completion of audits in various jurisdictions and the expiration of statute of limitations. The reductions in our tax reserves could result in a combination of additional tax payments, the adjustment of certain deferred taxes or the recognition of tax benefits in our Condensed Consolidated

Statements of Operations. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.
Note 11—Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. We manage and report operating results through three reportable segments – U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico.
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
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Net Revenues
U.S. & Canada	$2,551	$2,536	$4,728	$4,743
Europe	424	592	598	828
Mexico	299	394	455	602

Worldwide net revenues	$3,274	$3,522	$5,781	$6,173

Operating Income (Loss)
U.S. & Canada	$274	$269	$416	$403
Europe	19	45	(6)	14
Mexico	17	29	15	32

Worldwide operating income	310	343	425	449
Interest expense	58	52	125	99
Interest income	24	33	50	74
Other non-operating income, net	(11)	(3)	(4)	(5)

Income before income taxes	$287	$327	$354	$429

	June	December
	13, 2009	27, 2008
Total Assets
U.S. & Canada	$13,614	$13,328
Europe	2,388	2,222
Mexico	973	945

Worldwide total assets	$16,975	$16,495

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
     The Company expects to record pre-tax charges of $140 million to $170 million in selling, delivery and administrative expenses over the course of the restructuring program, which are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. The program is expected to be substantially completed by the end of 2009. Since the inception of the program and through June 13, 2009, we eliminated approximately 2,500 positions across all reporting segments and closed four facilities in the United States, two plants and 10 distribution centers in Mexico and eliminated 432 routes in Mexico.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $52 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. This includes $5 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our estimated cost for this program or the tables below.
     The following tables summarize the pre-tax costs associated with the restructuring program.
By Reportable Segment

		U.S. &
	Worldwide	Canada	Mexico	Europe
Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs incurred during the first quarter ended March 21, 2009	5	3	2	—
Costs incurred during the second quarter ended June 13, 2009	9	4	4	1
Costs expected to be incurred through December 26, 2009	43-73	29-40	14-29	0-4

Total costs expected to be incurred	$140-$170	$89-$100	$23-$38	$28-$32

By Activity

				Asset
			Pension &	Disposal,
		Severance	Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other
Costs incurred through December 27, 2008	$83	$47	$29	$7
Cash payments	(11)	(10)	—	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	42	36	6	—
Costs incurred during the first quarter ended March 21, 2009	5	1	1	3
Cash payments	(22)	(18)	(2)	(2)
Non-cash settlements	(2)	—	(1)	(1)

Remaining costs accrued at March 21, 2009	23	19	4	—
Costs incurred during the second quarter ended June 13, 2009	9	4	—	5
Cash payments	(14)	(11)	—	(3)
Non-cash settlements	(1)	—	—	(1)

Remaining costs accrued at June 13, 2009	$17	$12	$4	$1

Note 13—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	24 Weeks Ended
	June	June
	13, 2009	14, 2008
Interest paid	$124	$97
Income taxes received (paid)	$7	$(10)
Increase (decrease) in accounts payable related to capital expenditures	$8	$(44)
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
Litigation Related to PepsiCo Proposal
     On April 19, 2009, PBG received an unsolicited proposal from PepsiCo to acquire all of the outstanding shares of PBG’s common stock not already owned by PepsiCo for $29.50 per share.  The proposal consisted of $14.75 in cash plus 0.283 shares of PepsiCo common stock for each share of PBG common stock.  Immediately following receipt of the proposal, PBG’s Board of Directors formed a special committee to review the adequacy of the proposal.  On May 4, 2009, PBG’s Board of Directors rejected the proposal.
     As discussed below, PBG and members of its Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal. It is not presently possible to accurately forecast the outcome or the ultimate cost of these lawsuits. In the event of prolonged proceedings or a determination adverse to the Company or PBG or its directors or officers, the Company may incur substantial monetary liability and expense, which could have a material adverse effect on our business and financial results.
     Since April 20, 2009, seven separate stockholder lawsuits were filed in Delaware Chancery Court against PBG and members of its Board of Directors by various shareholder plaintiffs on behalf of themselves and all others similarly situated (the “Delaware Lawsuits”). The Delaware Lawsuits generally allege that PBG’s Board of Directors breached their fiduciary duties in connection with PepsiCo’s proposal. The Delaware Lawsuits seek declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. The Delaware Lawsuits were consolidated on June 5, 2009, and an amended complaint was filed on June 19, 2009. The amended complaint does not contain any additional causes of action.
     Since April 20, 2009, three separate stockholder lawsuits were filed in New York Supreme Court against PBG and members of its Board of Directors by various shareholder plaintiffs on behalf of themselves and all others similarly situated (the “New York Lawsuits”). The claims and relief sought under the New York Lawsuits are substantially similar to the Delaware Lawsuits. On June 8, 2009, PBG filed Motions to Dismiss (or, in the alternative, to Stay), asking the Courts to dismiss (or at least stay) the New York Lawsuits because identical claims were first made in Delaware Chancery Court (as described above), and because Delaware is the more appropriate forum for this dispute. The Motions to Dismiss are pending the Courts’ review.
     On May 11, 2009, PepsiCo, Inc. and the PBG Board members affiliated with PepsiCo filed a complaint against PBG and the non-PepsiCo affiliated members of its Board of Directors, in Delaware Chancery Court, alleging, among other things, that the named Board of Directors breached their fiduciary duties by rejecting PepsiCo’s unsolicited proposal to purchase all outstanding shares of PBG that it does not already own, and by adopting certain defensive measures in response to the proposal (the “PepsiCo Lawsuit”). The PepsiCo Lawsuit seeks declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. PBG’s answer to the PepsiCo Lawsuit is due on August 3, 2009. PepsiCo has informed the Court that it does not seek any expedited action in this matter at this time.
Note 15—Guarantees
     PBG has a committed revolving credit facility of $1.2 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by us and will be used to support PBG’s commercial paper program and our working capital requirements. PBG had $153 million and $0 million of outstanding commercial paper at June 13, 2009 and December 27, 2008, respectively.
     In March 1999, PBG issued $1 billion of seven percent senior notes due 2029, which are guaranteed by us. We also guarantee that to the extent there is available cash, we will distribute pro rata to PBG and PepsiCo sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes, share repurchases, dividends and make interest payments for its internal and external debt.

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
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We manage and report operating results through three reportable segments – U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our Condensed Consolidated Financial Statements. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
OUR CRITICAL ACCOUNTING POLICIES
     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of Bottling LLC’s financial condition and results of operations:
•	Other Intangible Assets, net and Goodwill;
•	Pension and Postretirement Medical Benefit Plans; and
•	Income Taxes.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The period-over-period comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Income/(Expense)	13, 2009	14, 2008	13, 2009	14, 2008

Operating Income
2008 Restructuring Charges	$(9)	$—	$(14)	$—
2007 Restructuring and Asset Disposal Charges	—	(2)	—	(5)

Total Operating Income Impact	$(9)	$(2)	$(14)	$(5)

Net Income Attributable to Bottling LLC
2008 Restructuring Charges	$(9)	$—	$(14)	$—
2007 Restructuring and Asset Disposal Charges	—	(2)	—	(5)
Canada Tax Audit Settlement	29	—	29	—

Total Net Income Attributable to Bottling LLC Impact	$20	$(2)	$15	$(5)

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
     Since the inception of the program, the Company incurred pre-tax charges of $97 million. Of this amount, we recorded $9 million in the second quarter of 2009, of which $4 million was recorded in our U.S. & Canada segment, $4 million was recorded in our Mexico segment and $1 million was recorded in our Europe segment. For the 24 weeks ended June 13, 2009, we recorded $14 million in pre-tax charges, of which $7 million was recorded in our U.S. & Canada segment, $6 million was recorded in our Mexico segment and $1 million was recorded in our Europe segment.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $52 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. During the second quarter of 2009, we paid $17 million in pre-tax cash expenditures for these restructuring actions.
     For further information about our restructuring charges see Note 12 in the Notes to Condensed Consolidated Financial Statements.
Canada Tax Audit Settlement
     During the second quarter of 2009, we reached a settlement with the Canadian tax authorities on an issue related to the 1999-2005 tax years. As a result, we recorded a tax benefit of $29 million which was reflected in income tax expense.

     For further information about our tax audit settlement see Note 10 in the Notes to Condensed Consolidated Financial Statements.
2008 Items
2007 Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During 2008, we completed the organizational realignment, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of $29 million. Of this amount, we recorded $2 million in the first quarter of 2008 and $1 million in the second quarter of 2008, primarily relating to relocation expenses in our U.S. & Canada segment.
Asset Disposal Costs
     In the fourth quarter of 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan to rationalize our vending asset base in our U.S. & Canada segment by disposing of older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. This plan, which we completed in the second quarter of 2008, was part of the Company’s broader initiative designed to improve operating income margins of our FSV business. Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of $25 million, the majority of which was non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we incurred a pre-tax charge of $1 million associated with the FSV Rationalization plan in each of the first and second quarters of 2008. This charge was recorded in selling, delivery and administrative expenses.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended			24 Weeks Ended
	June	June	% Change	June	June	% Change
	13, 2009	14, 2008	Better/(Worse)	13, 2009	14, 2008	Better/(Worse)
Net revenues	$3,274	$3,522	(7)%	$5,781	$6,173	(6)%
Cost of sales	$1,830	$1,916	5%	$3,233	$3,398	5%
Gross profit	$1,444	$1,606	(10)%	$2,548	$2,775	(8)%
Selling, delivery and administrative expenses	$1,134	$1,263	10%	$2,123	$2,326	9%
Operating income	$310	$343	(10)%	$425	$449	(5)%
Net income attributable to Bottling LLC	$292	$297	(2)%	$359	$395	(9)%
Worldwide Financial Highlights for the 12 and 24 Weeks Ended June 13, 2009
     Foreign Currency Impact — The impact of foreign currency translation for the quarter reduced the growth in reported net revenues and gross profit by seven percentage points. Foreign currency translation also reduced the growth in reported cost of sales and selling, delivery and administrative expenses (“SD&A”) by eight percentage points and operating income by a net four percentage points.
     The impact of foreign currency translation for the year-to-date period reduced the growth in reported net revenues and gross profit by six percentage points, cost of sales and SD&A by seven percentage points and operating income by a net two percentage points.
     Currency neutral growth rates exclude the impact of foreign currency translation (discussed above) by translating current year results using prior year’s foreign exchange rates.

     Volume — Volume decreased by four percent in the second quarter and five percent for the first 24 weeks of 2009, driven by declines in each of our segments due to the soft economic conditions globally, which have negatively impacted the liquid refreshment beverage category. In the second quarter, worldwide volume growth benefited by one percentage point due to the shift of the Easter holiday from the first quarter in 2008 to the second quarter in 2009 (“Easter Shift”).
     Net revenues — Reported net revenues declined seven percent in the second quarter and six percent for the first 24 weeks of 2009, driven by a decrease in worldwide volume growth and the negative impact from foreign currency translation. This decline was partially offset by a five percentage point increase in net revenue per case on a currency neutral basis for both the quarter and year-to-date period, driven primarily by rate increases in each of our segments. Reported net revenue per case declined three percent for the quarter and two percent for the year-to-date period, which includes a negative impact of eight percentage points and seven percentage points from foreign currency translation for the quarter and year-to-date period, respectively.
     Cost of sales — Reported cost of sales declined five percent for both the second quarter and first 24 weeks of 2009, due to the favorable impact of foreign currency translation and lower volume in the quarter. These declines were partially offset by higher raw material costs coupled with the negative impact of foreign currency transactional costs relating primarily to our U.S. dollar denominated purchases in Europe and Mexico. Currency neutral cost of sales per case increased eight percent in the quarter and seven percent for the year-to-date period. Reported cost of sales per case was flat versus the prior year for both the quarter and the year-to-date period, which includes a negative impact of eight percentage points and seven percentage points from foreign currency translation for the quarter and year-to-date period, respectively.
     Gross profit — Reported gross profit declined 10 percent in the second quarter and eight percent for the first 24 weeks of 2009, driven by volume declines and the impact of foreign currency translation. This was partially offset by improvement in gross profit per case on a currency neutral basis as rate gains more than offset higher raw material costs due to the Company’s global pricing strategy. Currency neutral gross profit per case increased one percent in the quarter and three percent in the year-to-date period. Reported gross profit per case declined six percent for the quarter and four percent for the year-to-date period, which includes a negative impact of seven percentage points from foreign currency translation for both the quarter and year-to-date period.
     Selling, delivery and administrative expenses — Reported SD&A declined by 10 percent in the second quarter and nine percent for the first 24 weeks of 2009, driven by the favorable benefit of foreign currency translation and volume declines coupled with lower operating costs due to continued productivity improvements across all segments.
     Operating income — Reported operating income declined 10 percent in the second quarter and five percent for the first 24 weeks of 2009. Restructuring charges reduced operating income growth by two percent for the quarter and year-to-date period. The remaining decrease in reported operating income for the quarter and the year-to-date period was due to volume declines and the negative impact of foreign currency translation, partially offset by rate increases, cost and productivity improvements and the positive impact from acquisitions.
     Net income attributable to Bottling LLC — Net income attributable to Bottling LLC for the second quarter was $292 million, which decreased 2 percent versus the prior year. The decrease for the quarter includes a net after-tax gain of $20 million, resulting from the benefit of the Canada tax audit settlement and restructuring charges. These items contributed seven percentage points to the net income growth rate for the quarter. The remaining nine percentage point decrease for the quarter was driven by a decline in operating income, higher interest expense on third party loans and lower interest income generated from loans made to PBG. This was partially offset by a lower effective tax rate and the benefit from foreign currency transactional gains.
     Net income attributable to Bottling LLC for the first 24 weeks of 2009 was $359 million, which decreased nine percent versus the prior year. The decrease for the year-to-date period includes a net after-tax gain of $15 million, resulting from the benefit of the Canada tax audit settlement and restructuring charges.

These items contributed four percent to the net income growth rate for the year-to-date period. The remaining 13 percent decrease for the year was impacted by higher interest expense on third party loans and lower interest income generated from loans made to PBG, partially offset by a lower effective tax rate.
2009 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended
	June 13, 2009 vs. June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(5)%	(2)%	(15)%	(7)%
Acquisitions	1	1	—	—

Total volume change	(4)%	(1)%	(15)%	(7)%

	24 Weeks Ended
	June 13, 2009 vs. June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(6)%	(3)%	(15)%	(7)%
Acquisitions	1	1	—	—

Total volume change	(5)%	(2)%	(15)%	(7)%

U.S. & Canada
     In our U.S. & Canada segment, volume decreased one percent for the quarter and two percent for the year-to-date period, primarily due to the macroeconomic factors negatively impacting the liquid refreshment beverage category. For the quarter, volume growth benefited by two percentage points due to the Easter holiday shifting from the first quarter in 2008 to the second quarter in 2009. Additionally, volume from our newly acquired rights to distribute Crush, Rockstar and Muscle Milk in the U.S., contributed two percentage points of growth for both the quarter and the year-to-date period and volume from our acquisition of Lane Affiliated Companies, Inc. (“Lane”) contributed one percentage point of growth for both the quarter and the year-to-date period.
     Our take-home channel was flat for the quarter and decreased two percent for the year-to-date period. During the quarter, large format stores benefited from improving trends in our carbonated soft drink (“CSD”) portfolio and incremental volume from the Easter Shift.
     Our cold drink channel declined seven percent in both the quarter and the year-to-date period. These declines were driven by our foodservice channel, including restaurants, travel and leisure and workplace, which have been particularly impacted by the economic downturn in the United States.
Europe
     In our Europe segment, volume declined by 15 percent for both the quarter and the year-to-date period. Soft volume performance reflected the overall weak macroeconomic environment and category softness throughout Europe, which resulted in double digit declines in Russia, Spain and Turkey.

Mexico
     In our Mexico segment, volume decreased seven percent for both the quarter and the year-to-date period, driven by worsening macroeconomics and category softness, coupled with pricing actions taken by the Company to drive improved margins across its portfolio. This drove declines in each of our categories including CSD, bottled water and jug categories.
Net Revenues

	12 Weeks Ended
	June 13, 2009 vs. June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$3,274	$2,551	$424	$299
2008 Net revenues	$3,522	$2,536	$592	$394

% Impact of:
Volume impact	(5)%	(2)%	(15)%	(7)%
Net price impact (rate/mix)	4	3	7	5
Acquisitions	1	1	—	—
Currency translation	(7)	(1)	(21)	(23)

Total net revenues change	(7)%	1%	(28) %*	(24) %*

*	Does not add due to rounding to the whole percent.

	24 Weeks Ended
	June 13, 2009 vs. June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$5,781	$4,728	$598	$455
2008 Net revenues	$6,173	$4,743	$828	$602

% Impact of:
Volume impact	(6)%	(3)%	(15)%	(7)%
Net price impact (rate/mix)	5	4	8	5
Acquisitions	1	1	—	—
Currency translation	(6)	(2)	(21)	(23)

Total net revenues change	(6)%	—%	(28)%	(24) %*

*	Does not add due to rounding to the whole percent.
U.S. & Canada
     In our U.S. & Canada segment, net revenues increased one percent in the quarter and were flat for the year-to-date period. Net revenues results for the quarter and year-to-date period reflect improvements in rate per case partially offset by volume declines and the negative impact of foreign currency translation. Net revenue per case on a currency neutral basis improved by three percent for the quarter and four percent for the year-to-date period, driven by rate increases taken on the majority of our packages to offset rising raw material costs and improve profitability. Reported net revenue per case increased two percent for both the quarter and the year-to-date period, which includes a one percentage point and two percentage point negative impact from foreign currency translation for the quarter and the year-to-date period, respectively.

Europe
     In our Europe segment, net revenues declined 28 percent for the quarter and year-to-date period, due primarily to the negative impact of foreign currency translation and volume declines. Growth in net revenue per case on a currency neutral basis of eight percent for the quarter and nine percent for the year-to-date period was driven primarily by rate actions and disciplined promotional spending. Europe’s reported net revenue per case declined 16 percent for the quarter and 15 percent for the year-to-date period, which includes a 24 percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period.
Mexico
     In our Mexico segment, declines in net revenues of 24 percent for the quarter and year-to-date period, reflect the negative impact of foreign currency translation and lower volume. Net revenue per case on a currency neutral basis grew six percent for the quarter and year-to-date period, primarily due to rate increases to drive margin improvement. Mexico’s reported net revenue per case declined 19 percent for both the quarter and the year-to-date period, which includes a 25 percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period.
Operating Income

	12 Weeks Ended
	June 13, 2009 vs. June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Operating income	$310	$274	$19	$17
2008 Operating income	$343	$269	$45	$29

% Impact of:
Operations	(6)%	3%	(53)%	(8)%
Currency translation	(4)	(2)	(4)	(17)
2008 Restructuring charges	(3)	(2)	(1)	(15)
2007 Restructuring and asset disposal charges	1	1	—	—
Acquisitions	1	2	—	—

Total operating income change	(10) %*	2%	(58)%	(40)%

*	Does not add due to rounding to the whole percent.

	24 Weeks Ended
	June 13, 2009 vs. June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Operating income (loss)	$425	$416	$(6)	$15
2008 Operating income	$449	$403	$14	$32

% Impact of:
Operations	(4)%	4%	(186)%	(20)%
Currency translation	(2)	(2)	44	(13)
2008 Restructuring charges	(3)	(2)	(4)	(19)
2007 Restructuring and asset disposal charges	1	1	—	—
Acquisitions	2	2	—	—

Total operating income change	(5) %*	3%	(146)%	(52)%

*	Does not add due to rounding to the whole percent.

U.S. & Canada
     In our U.S. & Canada segment, operating income increased two percent for the quarter and three percent for the year-to-date period, driven by an improvement in operating activities, partially offset by the negative impact from foreign currency translation and items affecting comparability listed above. Increases in operating activities were driven by cost and productivity savings and gross profit per case improvement, partially offset by volume declines.
     On a currency neutral basis gross profit per case improved one percent for the quarter and three percent for the year-to-date period driven by growth in net revenue per case, which more than offset higher raw material costs. Reported gross profit per case declined one percent for the quarter and improved one percent for the year-to-date period, which includes a two percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period.
     SD&A improved three percent for both the quarter and the year-to-date period due to lower costs resulting from productivity initiatives and volume declines coupled with a two percentage point positive impact from foreign currency translation, partially offset by increased costs in connection with employee related benefits.
Europe
     In our Europe segment, operating income declines for the quarter and year-to-date period were driven primarily by decreases in volume partially offset by declines in SD&A.
     Reported gross profit per case in Europe declined 21 percent for the quarter and 19 percent for the year-to-date period, which includes a 21 percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period. Gross profit per case on a currency neutral basis was flat for the quarter and increased two percent for the year-to-date period driven by strong rate increases which offset higher raw material costs. Increases in raw material costs in Europe were primarily due to the negative impact of foreign currency transactional costs resulting from U.S. dollar and Euro denominated purchases in this segment.
     SD&A in Europe improved 28 percent for the quarter and 27 percent for the year-to-date period, which includes a 21 percentage point benefit from foreign currency translation for both the quarter and the year-to-date period. The remaining improvement in SD&A was driven by volume declines, a decrease in bad debt provision due to the Company’s increased focus on credit and collections and lower costs resulting from productivity initiatives throughout Europe.
Mexico
     In our Mexico segment, operating income declines for the quarter and year-to-date period were due to decreases in volume growth, partially offset by improved pricing actions and lower costs resulting from productivity initiatives.
     Reported gross profit per case declined 21 percent for both the quarter and the year-to-date period which includes a negative impact from foreign currency translation of 23 percentage points for the quarter and 24 percentage points for the year-to-date period. Gross profit per case on a currency neutral basis increased two percent for the quarter and three percent for the year-to-date period, reflecting solid margin management which offset rising raw material costs. Higher raw material costs were driven by the negative impact of foreign currency transactional costs resulting from U.S. dollar denominated purchases.
     SD&A improved 24 percent for the quarter and 23 percent for the year-to-date period which includes a 23 percentage point benefit from foreign currency translation for both the quarter and the year-to-date period. Restructuring charges increased SD&A by three percentage points for the quarter and two percentage points for the year-to-date period. The remaining decrease in SD&A growth for the quarter and year-to-date period was driven by lower costs associated with volume declines and reduced operating costs attributable to improved route productivity.

Interest Expense
     Interest expense increased $6 million in the second quarter and $26 million on a year-to-date basis versus the prior year, largely due to higher debt levels associated with the issuance of $750 million of senior notes in January 2009 and the pre-funding of our February 2009 $1.3 billion debt maturity.
Interest Income
     Interest income decreased $9 million in the second quarter and $24 million on a year-to-date basis versus the prior year, driven primarily by lower effective interest rates on loans made to PBG.
Other Non-operating Income, net
     Other net non-operating income was $11 million for the quarter and $4 million for the first 24 weeks of 2009, driven primarily by foreign currency transactional gains recorded in the quarter resulting from strengthening currencies in Europe and Mexico.
Net Income Attributable to Noncontrolling Interests
     Net income attributable to noncontrolling interests primarily reflects PepsiCo’s 40 percent ownership in the PR Beverages venture. The $2 million decrease in the second quarter and on a year-to-date basis was primarily driven by lower income in the PR Beverages venture.
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
     Our effective tax rate for the 24 weeks ended June 13, 2009 was a benefit of 2.7 percent compared with our effective tax rate of 6.5 percent for the 24 weeks ended June 14, 2008. The decrease in our 2009 effective tax rate was primarily driven by a settlement with the Canadian tax authorities related to an issue in dispute for 1999-2005 tax years, which resulted in a tax benefit of approximately $29 million. These audit settlements benefited our effective tax rate by approximately 8.3 percentage points. In addition, in 2009, we have certain tax planning strategies that are favorably impacting our tax provision.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
24 Weeks Ended June 13, 2009 vs. June 14, 2008
     Bottling LLC generated $426 million of net cash from operations, an increase of $201 million from 2008. The increase in net cash provided by operations was driven primarily by the timing of disbursements and higher interest received from the note receivable from PBG, partially offset by an $88 million pension contribution made in 2009.
     Net cash used for investments was $431 million, a decrease of $84 million from 2008. The decrease in cash used for investments was due to lower capital expenditures, partially offset by a loan to our Lebedyansky non-controlled affiliate, which was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us and higher acquisition spending.
     Net cash used for financing activities was $418 million, an increase of $636 million from 2008. This increase in cash used for financing activities reflects the repayment of our $1.3 billion bond and lower proceeds from short-term borrowings, partially offset by the issuance of a $750 million bond.

Liquidity and Capital Resources
     Our principal sources of cash include cash from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions and working capital requirements for PBG and us for the foreseeable future. Our liquidity remains healthy and management does not expect that it will be materially impacted in the near-future.
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
     For the 24 weeks ended June 13, 2009, we made $88 million of contributions to the U.S. defined benefit pension trust.
Contractual Obligations
     As of June 13, 2009, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, under the caption “Contractual Obligations”.
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
CAUTIONARY STATEMENTS
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	the outcome of, expenses associated with, or developments concerning, PepsiCo’s unsolicited proposal to purchase all outstanding shares of PBG that it does not already own or any litigation related to the proposal;

•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG, representation on PBG’s Board and approval rights under our Master Bottling Agreement;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	material changes from expectations in the cost or availability of ingredients, packaging materials, other raw materials or energy including changes resulting from restrictions on our suppliers required by PepsiCo;

•	limitations on the availability of water or obtaining water rights;

•	an inability to achieve strategic business plan targets;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	unfavorable weather conditions in our markets;

•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;

•	loss of business from a significant customer;

•	loss of key members of management;

•	failure or inability to comply with laws and regulations;

•	litigation, other claims and negative publicity relating to alleged unhealthy properties or environmental impact of our products;

•	changes in laws and regulations governing the manufacture and sale of food and beverages, the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	an increase in costs of pension, medical and other employee benefit costs;

•	unfavorable market performance of assets in PBG’s pension plans or material changes in key assumptions used to calculate the pension plan liability, such as discount rate;

•	unforeseen social, economic and political changes;

•	possible recalls of our products;

•	interruptions of operations due to labor disagreements;

•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;

•	changes in our debt ratings, an increase in financing costs or limitations on our ability to obtain credit; and

•	material changes in expected interest and currency exchange rates.
     For additional information on these and other risks and uncertainties that could cause our actual results to materially differ from those expressed or implied in our forward-looking statements, see the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our Consolidated Financial Statements, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 with the exception of the following:
     Uncertainty resulting from PepsiCo’s unsolicited proposal to purchase all outstanding shares of PBG that it does not already own and related matters could adversely affect our business and financial results.
     On April 19, 2009, PBG received an unsolicited proposal from PepsiCo to purchase all outstanding shares of common stock of PBG that PepsiCo does not already own. On May 4, 2009, PBG’s Board of Directors rejected the proposal. Until the status of this proposal is resolved, there may be continuing uncertainty for our employees, customers and other business partners. This continuing uncertainty could negatively impact our business. Additionally, PBG and members of its Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal as more fully described in Note 14 — “Contingencies” to our Condensed Consolidated Financial Statements. These lawsuits or any future lawsuits may be time consuming and expensive. These matters, alone or in combination, could have a material adverse effect on our business and financial results.

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

BOTTLING GROUP, LLC (Registrant)
Date: July 14, 2009	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Principal Accounting Officer and Managing Director

Date: July 14, 2009	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer