Form 10-Q
period 2009-09-05
BOTTLING GROUP LLC
filed 2009-10-09
CIK 1087835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 5, 2009 (12 weeks)
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

Bottling Group, LLC
Index

		Page No.
Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations — 12 and 36 weeks ended September 5, 2009 and September 6, 2008	2

	Condensed Consolidated Statements of Cash Flows — 36 weeks ended September 5, 2009 and September 6, 2008	3

	Condensed Consolidated Balance Sheets — September 5, 2009 and December 27, 2008	4

	Condensed Consolidated Statements of Changes in Equity — 36 weeks ended September 5, 2009 and September 6, 2008	5

	Condensed Consolidated Statements of Comprehensive Income — 12 and 36 weeks ended September 5, 2009 and September 6, 2008	6

	Notes to Condensed Consolidated Financial Statements	7-22

Item 2.	Management’s Financial Review	23-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35-36

Item 6.	Exhibits	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1.
Bottling Group, LLC
Condensed Consolidated Statements of Operations
in millions, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	5, 2009	6, 2008	5, 2009	6, 2008
Net revenues	$3,633	$3,814	$9,414	$9,987
Cost of sales	2,012	2,077	5,245	5,475

Gross profit	1,621	1,737	4,169	4,512
Selling, delivery and administrative expenses	1,163	1,284	3,286	3,610

Operating income	458	453	883	902
Interest expense	56	52	181	151
Interest income	24	34	74	108
Other non-operating expenses (income), net	—	5	(4)	—

Income before income taxes	426	430	780	859
Income tax (benefit) expense	(20)	29	(29)	57

Net income	446	401	809	802
Less: Net income attributable to noncontrolling interests	28	17	32	23

Net income attributable to Bottling LLC	$418	$384	$777	$779

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	36 Weeks Ended
	September	September
	5, 2009	6, 2008
Cash Flows — Operations
Net income	$809	$802
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	436	468
Deferred income taxes	—	26
Share-based compensation	40	40
Net other non-cash charges and credits	94	121
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(580)	(469)
Inventories	(120)	(104)
Prepaid expenses and other current assets	52	(67)
Accounts payable and other current liabilities	495	198
Income taxes payable	(44)	15

Net change in operating working capital	(197)	(427)
Pension contributions	(106)	—
Other operating activities, net	(55)	(105)

Net Cash Provided by Operations	1,021	925

Cash Flows — Investments
Capital expenditures	(357)	(574)
Acquisitions, net of cash acquired	(112)	(22)
Investments in noncontrolled affiliates	(2)	(608)
Proceeds from sale of property, plant and equipment	8	15
Note receivable from PBG, net	(246)	(157)
Issuance of note receivable from noncontrolled affiliate	(92)	—
Repayments of note receivable from noncontrolled affiliate	19	—
Other investing activities, net	(3)	(139)

Net Cash Used for Investments	(785)	(1,485)

Cash Flows — Financing
Short-term borrowings, net	109	209
Proceeds from long-term debt	741	—
Payments of long-term debt	(1,326)	(7)
Contributions from noncontrolling interest holder	33	308
Other financing activities	(9)	(1)

Net Cash (Used for) Provided by Financing	(452)	509

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(10)

Net Decrease in Cash and Cash Equivalents	(211)	(61)
Cash and Cash Equivalents — Beginning of Period	786	459

Cash and Cash Equivalents — End of Period	$575	$398

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Balance Sheets
in millions, unaudited

	September	December
	5, 2009	27, 2008
ASSETS
Current Assets
Cash and cash equivalents	$575	$786
Accounts receivable, net	1,985	1,371
Inventories	667	528
Prepaid expenses and other current assets	312	337

Total Current Assets	3,539	3,022
Property, plant and equipment, net	3,842	3,869
Other intangible assets, net	3,923	3,751
Goodwill	1,480	1,434
Investments in noncontrolled affiliates	597	619
Notes receivable from PBG	3,938	3,692
Other assets	155	108

Total Assets	$17,474	$16,495

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,045	$1,529
Short-term borrowings	223	103
Current maturities of long-term debt	10	1,305

Total Current Liabilities	2,278	2,937
Long-term debt	4,477	3,789
Other liabilities	1,183	1,284
Deferred income taxes	292	279

Total Liabilities	8,230	8,289

Equity
Owners’ net investment	9,713	8,907
Accumulated other comprehensive loss	(1,195)	(1,373)

Total Bottling LLC Owners’ Equity	8,518	7,534
Noncontrolling interests	726	672

Total Equity	9,244	8,206

Total Liabilities and Equity	$17,474	$16,495

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Changes in Equity
36 Weeks Ended September 5, 2009 and September 6, 2008
in millions, unaudited

		Accumulated	Total
		Other	Bottling
	Owners’	Compre-	LLC	Noncon-		Compre-
	Net	hensive	Owners’	trolling	Total	hensive
	Investment	Loss	Equity	Interests	Equity	Income
Balance at December 29, 2007	$9,418	$(189)	$9,229	$379	$9,608
Comprehensive income:
Net income	779	—	779	23	802	$802
Net currency translation adjustment	—	(29)	(29)	6	(23)	(23)
Cash flow hedge adjustment, net of tax of $(2)	—	(30)	(30)	—	(30)	(30)
Pension and postretirement medical benefit plans adjustment	—	19	19	—	19	19

Total comprehensive income						$768

SFAS 158 — measurement date adjustment	(27)	36	9	—	9
Share-based compensation	40	—	40	—	40
Contributions from owners	26	—	26	332	358

Balance at September 6, 2008	$10,236	$(193)	$10,043	$740	$10,783

Balance at December 27, 2008	$8,907	$(1,373)	$7,534	$672	$8,206
Comprehensive income:
Net income	777	—	777	32	809	$809
Net currency translation adjustment	—	85	85	(27)	58	58
Cash flow hedge adjustment, net of tax of $7	—	63	63	—	63	63
Pension and postretirement medical benefit plans adjustment	—	30	30	—	30	30

Total comprehensive income						$960

Tax benefit — equity awards	1	—	1	—	1
Withholding tax — equity awards	(7)	—	(7)	—	(7)
Share-based compensation	38	—	38	—	38
Cash distributions to owner	(3)	—	(3)	—	(3)
Contributions from noncontrolling interest holder	—	—	—	49	49

Balance at September 5, 2009	$9,713	$(1,195)	$8,518	$726	$9,244

See accompanying notes to Condensed Consolidated Financial Statements.

Bottling Group, LLC
Condensed Consolidated Statements of Comprehensive Income
in millions, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	5, 2009	6, 2008	5, 2009	6, 2008
Net income	$446	$401	$809	$802
Net currency translation adjustment	11	(55)	58	(23)
Cash flow hedge adjustment, net of tax	21	(42)	63	(30)
Pension and postretirement medical benefit plans adjustment	9	7	30	19

Comprehensive income	487	311	960	768
Less: Comprehensive income attributable to noncontrolling interests	24	12	5	29

Comprehensive income attributable to Bottling LLC	$463	$299	$955	$739

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
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows, as well as the related footnote disclosures. We evaluate our estimates on an ongoing basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
     These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2008 as presented in our Current Report on Form 8-K dated September 16, 2009. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
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
     In preparation of these financial statements, we have evaluated and assessed all events occurring subsequent to the third quarter end and through October 9, 2009, which is the date our financial statements were issued.
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.4 percent of Bottling LLC and PepsiCo owns the remaining 6.6 percent as of September 5, 2009. In addition, PepsiCo has a 40 percent ownership interest in PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations.
     We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities for which we are the primary beneficiary. Noncontrolling interests in earnings and ownership has been recorded for the percentage of these entities not owned by Bottling LLC. We have eliminated all intercompany accounts and transactions in consolidation.

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
Note 3—New Accounting Standards
SFAS No. 141(R) as amended
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(R) and FSP FAS 141(R)-1 became effective in 2009, and did not have a material impact on our Condensed Consolidated Financial Statements, but will continue to be evaluated on the outcome of future matters.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009. The provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. In addition, SFAS 160 requires reporting noncontrolling interests as a component of equity in our Condensed Consolidated Balance Sheets and below income tax expense in our Condensed Consolidated Statements of Operations. As required by SFAS 160, we have retrospectively applied the presentation to our prior year balances in our Condensed Consolidated Financial Statements.
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
SFAS No. 165
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective in the third quarter of 2009 and did not have a material impact on our Consolidated Financial Statements.
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
SFAS No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will require the Company to update all existing GAAP references to the new codification references for all future filings.
Note 4—Share-Based Compensation
     The total impact of share-based compensation recognized in the Condensed Consolidated Statements of Operations was $14 million and $13 million for the 12 week periods ended September 5, 2009 and September 6, 2008, respectively, and $40 million and $40 million for the 36 week periods ended September 5, 2009 and September 6, 2008, respectively.
     During the 36 weeks ended September 5, 2009 and September 6, 2008, we granted 6 million and 3 million of PBG stock option awards at a weighted-average fair value of $4.55 and $7.12, respectively.
     During the 36 weeks ended September 5, 2009 and September 6, 2008, we granted 2 million and 1 million of PBG restricted stock unit awards at a weighted-average fair value of $18.82 and $35.33, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $88 million as of September 5, 2009. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 5—Balance Sheet Details

	September	December
	5, 2009	27, 2008
Accounts Receivable, net
Trade accounts receivable	$1,758	$1,208
Allowance for doubtful accounts	(70)	(71)
Accounts receivable from PepsiCo	237	154
Other receivables	60	80

	$1,985	$1,371

Inventories
Raw materials and supplies	$227	$185
Finished goods	440	343

	$667	$528

Prepaid Expenses and Other Current Assets
Prepaid expenses	$195	$187
Accrued interest receivable from PBG	55	118
Other current assets	62	32

	$312	$337

Property, Plant and Equipment, net
Land	$305	$300
Buildings and improvements	1,663	1,542
Manufacturing and distribution equipment	4,060	3,999
Marketing equipment	2,208	2,246
Capital leases	45	23
Other	141	139

	8,422	8,249
Accumulated depreciation	(4,580)	(4,380)

	$3,842	$3,869

Other Assets
Note receivable from noncontrolled affiliate	$79	$—
Other assets	76	108

	$155	$108

Note Receivable from Noncontrolled Affiliate
     During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0 percent (“Note receivable from noncontrolled affiliate”) to JSC Lebedyansky (“Lebedyansky”), a consolidated subsidiary of PepsiCo and a noncontrolled affiliate of Bottling LLC, valued at $79 million on September 5, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us. This note receivable is recorded in other assets in our Condensed Consolidated Balance Sheets.

	September	December
	5, 2009	27, 2008
Accounts Payable and Other Current Liabilities
Accounts payable	$613	$444
Accounts payable to PepsiCo	324	217
Trade incentives	253	189
Accrued compensation and benefits	254	240
Other accrued taxes	130	128
Accrued interest	93	62
Other current liabilities	378	249

	$2,045	$1,529

Note 6—Other Intangible Assets, net and Goodwill
The components of other intangible assets are as follows:

	September	December
	5, 2009	27, 2008
Intangibles subject to amortization
Gross carrying amount
Customer relationships and lists	$47	$45
Franchise and distribution rights	79	41
Other identified intangibles	29	34

	155	120

Accumulated amortization
Customer relationships and lists	(17)	(15)
Franchise and distribution rights	(34)	(31)
Other identified intangibles	(10)	(21)

	(61)	(67)

Intangibles subject to amortization, net	94	53

Intangibles not subject to amortization
Carrying amount
Franchise rights	3,371	3,244
Licensing rights	315	315
Distribution rights	51	49
Brands	40	39
Other identified intangibles	52	51

Intangibles not subject to amortization	3,829	3,698

Total other intangible assets, net	$3,923	$3,751

     During the first quarter of 2009, we acquired distribution rights for certain energy drinks in the United States and Canada and protein-enhanced functional beverages in the United States. As a result of these acquisitions, we recorded approximately $36 million of amortizable distribution rights, with a weighted-average amortization period of 10 years.
     During the second quarter, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas. As a result of this acquisition we recorded approximately $56 million of non-amortizable franchise rights and $8 million of non-compete agreements, with a weighted-average amortization period of 10 years.

     During the third quarter, we acquired a Pepsi-Cola franchise bottler serving northeastern Massachusetts. As a result of this acquisition we recorded approximately $24 million of non-amortizable franchise rights and $1 million of non-compete agreements, with a weighted-average amortization period of 10 years.
Intangible asset amortization
     Intangible asset amortization expense was $3 million for both the 12 weeks ended September 5, 2009 and September 6, 2008. Intangible asset amortization expense was $7 million for both the 36 weeks ended September 5, 2009 and September 6, 2008. Amortization expense for each of the next five years is estimated to be approximately $11 million.
Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 36 weeks ended September 5, 2009 are as follows:

		U.S. &
	Total	Canada	Europe	Mexico
Balance at December 27, 2008	$1,434	$1,235	$26	$173
Purchase price allocations relating to acquisitions	6	4	2	—
Impact of foreign currency translation	40	34	(1)	7

Balance at September 5, 2009	$1,480	$1,273	$27	$180

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

     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of September 5, 2009 and December 27, 2008:

	Level 2
	September	December
	5, 2009	27, 2008
Financial Assets
Commodity (1)	$34	$—
Foreign currency contracts (1)	—	13
Prepaid forward contract (2)	21	13
Interest rate swaps (3)	—	8

Total	$55	$34

Financial Liabilities
Commodity (1)	$18	$57
Foreign currency contracts (1)	9	6
Interest rate swaps (3)	48	1

Total	$75	$64

(1)	Based primarily on the forward rates of the specific indices upon which the contract settlement is based.

(2)	Based primarily on the value of PBG’s stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.
Other Financial Assets and Liabilities
     Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and due to their interest rates approximating current market rates for short-term debt.
     Long-term debt, which includes the current maturities of long-term debt, at September 5, 2009, had a carrying value and fair value of $4.5 billion and $5.0 billion, respectively, and at December 27, 2008, had a carrying value and fair value of $5.1 billion and $5.3 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
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

     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument is deferred in accumulated other comprehensive loss (“AOCL”) until the underlying hedged item is recognized in earnings. The derivative gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately.
     Derivative instruments that are not designated as hedging instruments under SFAS 133, but are used as economic hedges to manage certain risks in our business, are marked to market on a periodic basis and recognized currently in earnings consistent with the expense classification of the underlying hedged item.
     Commodity — We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration. Our open commodity derivative contracts that qualify for cash flow hedge accounting have a notional value, based on the contract price, of $336 million as of September 5, 2009. Our open commodity derivative contracts that act as economic hedges but do not qualify for hedge accounting have a notional value, based on the contract price, of $8 million as of September 5, 2009.
     Foreign Currency — We are subject to foreign currency transactional risks in certain of our international territories primarily for the purchase of commodities that are denominated in currencies that are different from their functional currency. We enter into forward contract agreements to hedge a portion of this foreign currency risk. These contracts generally range from one to 24 months in duration. Our open foreign currency derivative contracts that qualify for cash flow hedge accounting have a notional value, based on the contract price, of $89 million as of September 5, 2009.
     We have foreign currency derivative contracts that act as economic hedges, which have a notional value, based on the contract price, of $47 million as of September 5, 2009. Additionally, we fair value certain vendor and customer contracts that have embedded foreign currency derivative components. These contracts generally range from one year to three years and as of September 5, 2009, have a notional value, based on the contract price, of $13 million.
     Interest — We have entered into treasury rate lock agreements to hedge against adverse interest rate changes relating to the issuance of certain fixed rate debt financing arrangements. Gains and losses from these treasury rate lock agreements that are considered effective are deferred in AOCL and amortized to interest expense over the duration of the debt term. The Company has a $3 million net deferred gain in AOCL related to these instruments, which will be amortized over the next seven years. For the 36 weeks ended September 5, 2009, we recognized, in interest expense, a loss of $0.3 million.
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
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. At September 5, 2009, we had a prepaid forward contract for 585,000 shares of PBG’s stock.

Balance Sheet Classification
     The following summarizes the fair values and location in our Condensed Consolidated Balance Sheet of all derivatives held by the Company as of September 5, 2009:

Derivatives Designated as Hedging		Fair
Instruments under SFAS 133	Balance Sheet Classification	Value
Assets
Commodity	Prepaid expenses and other current assets	$24
Commodity	Other assets	10

		$34

Liabilities
Foreign currency	Accounts payable and other current liabilities	$4
Commodity	Accounts payable and other current liabilities	16
Commodity	Other liabilities	2
Interest rate swaps	Other liabilities	48

		$70

Derivatives Not Designated as Hedging		Fair
Instruments under SFAS 133	Balance Sheet Classification	Value
Assets
Prepaid forward contract	Prepaid expenses and other current assets	$21

Liabilities
Foreign currency	Accounts payable and other current liabilities	$4
Foreign currency	Other liabilities	1

		$5

Cash Flow Hedge Gains (Losses) Recognition
     The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Operations and Other Comprehensive Income (“OCI”) of derivatives designated and qualifying as cash flow hedges for the 12 and 36 weeks ended September 5, 2009:

	Amount of			Amount of Gain (Loss)
	Gain (Loss)			Reclassified
	Recognized in			from AOCL into
	OCI			Income
Derivatives in SFAS	12 Weeks	36 Weeks		12 Weeks	36 Weeks
133 Cash Flow	Ended	Ended	Location of Gain (Loss)	Ended	Ended
Hedging	September	September	Reclassified from AOCL into	September	September
Relationships	5, 2009	5, 2009	Income	5, 2009	5, 2009
Foreign currency	$(1)	$(15)	Cost of sales	$(6)	$(1)
Commodity	16	35	Cost of sales	5	2
Commodity	(8)	2	Selling, delivery and administrative expenses	(9)	(35)

	$7	$22		$(10)	$(34)

     For the 12 and 36 weeks ended September 5, 2009, we recorded approximately $3 million and $6 million of income, respectively, from ineffectiveness relating to our commodity cash flow hedges.

     Assuming no change in the commodity prices and foreign currency rates as measured September 5, 2009, $2 million of unrealized net gains will be reclassified from AOCL and recognized in earnings over the next 12 months.
Other Derivatives Gains (Losses) Recognition
     The following summarizes the gains (losses) and the location in the Condensed Consolidated Statements of Operations of derivatives designated and qualifying as fair value hedges and derivatives not designated as hedging instruments for the 12 and 36 weeks ended September 5, 2009:

		Amount of
		Gain (Loss)
		Recognized in
		Income on
		Derivative
		12 Weeks	36 Weeks
		Ended	Ended
	Location of Gain (Loss) Recognized in	September	September
	Income on Derivative	5, 2009	5, 2009
Derivatives in SFAS 133 Fair Value Hedging Relationship
Interest rate swaps	Interest expense, net	$7	$17

Derivatives Not Designated as Hedging Instruments under SFAS 133
Prepaid forward contract	Selling, delivery and administrative expenses	$1	$8
Foreign currency	Other non-operating expenses (income), net	—	(3)

		$1	$5

     The Company has recorded a $0.1 million loss and a $4 million gain of net foreign currency transactions in other non-operating expenses (income), net in the Condensed Consolidated Statements of Operations for the 12 weeks and 36 weeks ended September 5, 2009, respectively.
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

Components of Net Pension Expense

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	5, 2009	6, 2008	5, 2009	6, 2008
Service cost	$9	$12	$32	$35
Interest cost	24	23	73	69
Expected return on plan assets — (income)	(28)	(27)	(82)	(80)
Amortization of net loss	8	4	24	11
Amortization of prior service costs	2	1	5	5

Net pension expense for the defined benefit plans	$15	$13	$52	$40

     For the 36 weeks ended September 5, 2009, we made $106 million of contributions to the U.S. defined benefit pension trust. On September 15, 2009, we made an additional $105 million of contributions to the U.S. defined benefit pension trust.
Components of Postretirement Medical Expense

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	5, 2009	6, 2008	5, 2009	6, 2008
Service cost	$1	$1	$4	$3
Interest cost	5	5	14	15
Amortization of net loss	—	1	1	2

Total postretirement medical expense	$6	$7	$19	$20

Defined Contribution Benefits
     Defined contribution expense was $9 million and $6 million for the 12 weeks ended September 5, 2009 and September 6, 2008, respectively, and $30 million and $21 million for the 36 weeks ended September 5, 2009 and September 6, 2008, respectively.
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
     During the third quarter of 2009, we settled various audits in our international jurisdictions. As a result, our gross reserves for uncertain tax benefits, excluding interest, decreased by $36 million. In addition, we decreased our related reserves for interest by approximately $30 million. Of these amounts, $46 million was reflected as a benefit in income tax expense in our Condensed Consolidated Statements of Operations and $20 million was paid.
     We currently have on-going income tax audits in our major tax jurisdictions. We believe that it is reasonably possible that our reserves for uncertain tax benefits could further decrease by up to $2 million within the next 12 months as a result of the completion of audits in various jurisdictions or the expiration of statute of limitations.
Note 11—Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico.
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, noncontrolling interests, foreign exchange gains and losses and income taxes.
     The Company’s corporate headquarters centrally manages commodity derivatives on behalf of our segments. During 2009, we expanded our hedging program to mitigate price changes associated with certain commodities utilized in our production process. These derivatives hedge the underlying price risk associated with the commodity and are not entered into for speculative purposes. Certain commodity derivatives do not qualify for hedge accounting treatment. Others receive hedge accounting treatment but may have some element of ineffectiveness based on the accounting standard. These commodity derivatives are marked-to-market each period until settlement, resulting in gains and losses being reflected in corporate headquarters’ results. The gains and losses are subsequently reflected in the segment results when the underlying commodity’s cost is recognized. Therefore, segment results reflect the contract purchase price of these commodities. The Company did not have any comparable activity in the prior year periods.
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	5, 2009	6, 2008	5, 2009	6, 2008
Net Revenues
U.S. & Canada	$2,665	$2,652	$7,393	$7,395
Europe	641	770	1,239	1,598
Mexico	327	392	782	994

Worldwide net revenues	$3,633	$3,814	$9,414	$9,987

Operating Income
U.S. & Canada	$301	$298	$717	$701
Europe	123	123	117	137
Mexico	30	32	45	64

Total segments	454	453	879	902
Corporate — net impact of mark-to-market on commodity hedges	4	—	4	—

Worldwide operating income	458	453	883	902
Interest expense	56	52	181	151
Interest income	24	34	74	108
Other non-operating expenses (income), net	—	5	(4)	—

Income before income taxes	$426	$430	$780	$859

	September	December
	5, 2009	27, 2008
Total Assets
U.S. & Canada	$13,989	$13,328
Europe	2,534	2,222
Mexico	946	945

Total segments	17,469	16,495
Corporate	5	—

Worldwide total assets	$17,474	$16,495

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
     The Company expects to record pre-tax charges of $140 million to $170 million in selling, delivery and administrative expenses over the course of the restructuring program, which are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. Certain of the restructuring actions have been delayed due to the pending merger with PepsiCo, therefore, the restructuring actions may not be completed by the end of 2009, as originally intended.
     Since the inception of the program and through September 5, 2009, we eliminated approximately 2,650 positions across all reporting segments and closed four facilities in the United States, three plants and 15 distribution centers in Mexico and eliminated 470 routes in Mexico.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $60 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. This includes $6 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our estimated cost for this program or the tables below.
     The following tables summarize the pre-tax costs associated with the restructuring program.
By Reportable Segment

		U.S. &
	Worldwide	Canada	Mexico	Europe
Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs incurred through the 24 weeks ended June 13, 2009	14	7	6	1
Costs incurred during the third quarter ended September 5, 2009	5	1	4	—
Costs expected to be incurred through December 25, 2010	38-68	28-39	10-25	0-4

Total costs expected to be incurred	$140-$170	$89-$100	$23-$38	$28-$32

By Activity

				Asset
			Pension &	Disposal,
		Severance	Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other
Costs incurred through December 27, 2008	$83	$47	$29	$7
Cash payments	(11)	(10)	—	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	42	36	6	—
Costs incurred through the second quarter ended June 13, 2009	14	5	1	8
Cash payments	(36)	(29)	(2)	(5)
Non-cash settlements	(3)	—	(1)	(2)

Remaining costs accrued at June 13, 2009	17	12	4	1
Costs incurred during the third quarter ended September 5, 2009	5	1	—	4
Cash payments	(7)	(2)	(2)	(3)
Non-cash settlements	(2)	—	—	(2)

Remaining costs accrued at September 5, 2009	$13	$11	$2	$—

Note 13—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	36 Weeks Ended
	September	September
	5, 2009	6, 2008
Interest paid	$146	$143
Income taxes paid	$14	$15
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
     On April 19, 2009, PBG received an unsolicited proposal from PepsiCo to acquire all of the outstanding shares of the PBG’s common stock not already owned by PepsiCo for $29.50 per share. The proposal consisted of $14.75 in cash plus 0.283 shares of PepsiCo common stock for each share of PBG common stock. Immediately following receipt of the proposal, PBG’s Board of Directors formed a special committee to review the adequacy of the proposal. On May 4, 2009, PBG’s Board of Directors rejected the proposal.
     On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. The transaction is subject to PBG shareholder approval and certain regulatory approvals and is expected to be finalized in late 2009 or early 2010.
     As discussed below, PBG and members of its Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal. It is not presently possible to accurately forecast the outcome or the ultimate cost of these lawsuits. In the event of prolonged proceedings or a determination adverse to PBG or its directors or officers, PBG may incur substantial monetary liability and expense, which could have a material adverse effect on our business and financial results.
     Beginning on April 22, 2009, seven putative stockholder class action complaints challenging the April 19 proposal were filed against PBG and the individual members of its Board of Directors in the Court of Chancery of the State of Delaware (the “Delaware Lawsuits”). The complaints alleged, among other things, that the defendants had breached or would breach their fiduciary duties owed to the public stockholders of PBG in connection with the April 19 proposal. The Delaware Lawsuits were consolidated on June 5, 2009, and an amended complaint was filed on June 19, 2009. The amended complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PBG, that the April 19 proposal and the transactions contemplated thereunder were not entirely fair to the public stockholders, that PepsiCo had retaliated or would retaliate against PBG for rejecting the April 19 proposal, and that certain provisions of PBG’s certificate of incorporation are invalid and/or inapplicable to the April 19 proposal and the pending merger. On July 23, 2009, motions for partial summary judgment were filed concerning the plaintiffs’ allegations relating to PBG’s certificate of incorporation.
     Beginning on April 29, 2009, two putative stockholder class action complaints were filed against PBG and members of its Board of Directors in the Supreme Court of the State of New York, County of Westchester. The complaints seek, among other things, damages and declaratory, injunctive, and other equitable relief and allege, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PBG, that the April 19 proposal and the transactions contemplated thereunder were not entirely fair to the public stockholders of PBG, and that the defensive measures implemented by PBG were not being used to maximize stockholder value. On June 8, 2009, PBG filed Motions to Dismiss (or, in the alternative, to Stay), the actions in favor of the previously filed actions pending in the Delaware Court of Chancery. As of June 26, 2009, PBG’s Motions were fully briefed and submitted to the Court.
     On May 8, 2009, a putative stockholder class action complaint was filed against PBG and the members of its Board of Directors other than John C. Compton and Cynthia M. Trudell in the Supreme Court of the State of New York, County of New York. The complaint alleged that the defendants had breached their fiduciary duties owed to the public stockholders of PBG by depriving those stockholders of the full and fair value of their shares by failing to accept PepsiCo’s April 19 proposal to acquire PBG or to negotiate with PepsiCo after that proposal was made and by adopting certain defensive measures. On June 8, 2009, PBG filed Motions to Dismiss (or, in the alternative, to Stay) this action in favor of the previously filed actions pending in the Delaware Court of Chancery. The plaintiff failed to file a timely opposition to the Motion. On August 10, 2009, the plaintiff filed an amended class action complaint, adding as defendants PepsiCo, Mr. Compton and Ms. Trudell. The amended complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief and alleges, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PBG and that the pending merger is not entirely fair to the public stockholders of PBG. On August 27, 2009, PBG again filed Motions to Dismiss (or, in the alternative, to Stay) this action in favor of the previously filed actions pending in the Delaware Court of Chancery.
     On May 11, 2009, PepsiCo, Inc., along with Mr. Compton and Ms. Trudell (PepsiCo employees who are members of PBG’s Board of Directors) filed a complaint against PBG and the other members of its Board of Directors in Delaware Chancery Court. The complaint sought declaratory and injunctive relief and alleged that the defendants had breached their fiduciary duties owed to the public stockholders of PBG by, among other things, holding a meeting of PBG’s Board of Directors and taking certain actions at that meeting without providing notice to Mr. Compton and Ms. Trudell, adopting a stockholder rights plan that restricts PepsiCo’s rights as a stockholder by, for example, limiting its ability to solicit consents, and adopting a stockholder rights plan that was an unreasonable and disproportionate response to the April 19 proposal. On August 5, 2009, following PBG’s entry into the merger agreement with PepsiCo, PepsiCo voluntarily dismissed this action with prejudice.

Note 15—Guarantees
     PBG has a committed revolving credit facility of $1.2 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by us and will be used to support PBG’s commercial paper program and our working capital requirements. PBG had no outstanding commercial paper as of September 5, 2009 and December 27, 2008.
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
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes for the fiscal year ended December 27, 2008 included in our Current Report on Form 8-K dated September 16, 2009, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our Condensed Consolidated Financial Statements. We evaluate our estimates on an ongoing basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
OUR CRITICAL ACCOUNTING POLICIES
     As discussed in Item 7 included within the Company’s Current Report on Form 8-K dated September 16, 2009, management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of Bottling LLC’s financial condition and results of operations:
•	Other Intangible Assets, net and Goodwill;

•	Pension and Postretirement Medical Benefit Plans; and

•	Income Taxes.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The period-over-period comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
Income/(Expense)	5, 2009	6, 2008	5, 2009	6, 2008

Operating Income
2008 Restructuring Actions	$(5)	$—	$(19)	$—
2007 Restructuring Actions and Asset Disposal Charges	—	—	—	(5)
Mark-to-Market Net Impact	4	—	4	—

Operating Income Impact	$(1)	$—	$(15)	$(5)

Net Income Attributable to Bottling LLC
2008 Restructuring Actions	$(4)	$—	$(17)	$—
2007 Restructuring Actions and Asset Disposal Charges	—	—	—	(5)
Mark-to-Market Net Impact	4	—	4	—
Tax Audit Settlements	43	—	72	—

Net Income Attributable to Bottling LLC Impact	$43	$—	$59	$(5)

2008 Restructuring Actions
     In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reportable segments.
     The program is expected to result in annual pre-tax savings of approximately $150 million to $160 million. The Company expects to record pre-tax charges of $140 million to $170 million over the course of the restructuring program. These charges are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. As part of the restructuring program, approximately 3,600 positions will be eliminated, including 800 positions in the U.S. & Canada, 600 positions in Europe and 2,200 positions in Mexico. Certain of the restructuring actions have been delayed due to the pending merger with PepsiCo, therefore, the restructuring actions may not be completed by the end of 2009, as originally intended.
     Since the inception of the program, the Company incurred pre-tax charges of $102 million. Of this amount, we recorded $5 million in the third quarter of 2009, of which $1 million was recorded in our U.S. & Canada segment and $4 million was recorded in our Mexico segment. For the 36 weeks ended September 5, 2009, we recorded $19 million in pre-tax charges, of which $8 million was recorded in our U.S. & Canada segment, $10 million was recorded in our Mexico segment and $1 million was recorded in our Europe segment.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $60 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. During the first 36 weeks of 2009, we paid $47 million in pre-tax cash expenditures for these restructuring actions.
     For further information about our restructuring charges see Note 12 in the Notes to Condensed Consolidated Financial Statements.

Mark-to-Market Net Impact
     The Company’s corporate headquarters centrally manages commodity derivatives on behalf of our segments. During 2009, we expanded our hedging program to mitigate price changes associated with certain commodities utilized in our production process. These derivatives hedge the underlying price risk associated with the commodity and are not entered into for speculative purposes. Certain commodity derivatives do not qualify for hedge accounting treatment. Others receive hedge accounting treatment but may have some element of ineffectiveness based on the accounting standard. These commodity derivatives are marked-to-market each period until settlement, resulting in gains and losses being reflected in corporate headquarters’ results. The gains and losses are subsequently reflected in the segment results when the underlying commodity’s cost is recognized. Therefore, segment results reflect the contract purchase price of these commodities. During the third quarter of 2009, the Company recognized a net gain of $4 million related to these commodity derivatives. The Company did not have any comparable activity in the prior year periods.
Tax Audit Settlements
     During the second quarter of 2009, we reached a settlement with the Canadian tax authorities on an issue related to the 1999-2005 tax years. As a result, we recorded a tax benefit of $29 million which was reflected in income tax expense.
     During the third quarter of 2009, we settled various audits in our international jurisdictions, which resulted in a tax benefit of $46 million and was reflected in income tax expense.
     For further information about our tax audit settlements see Note 10 in the Notes to Condensed Consolidated Financial Statements.
2007 Restructuring Actions
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During 2008, we completed the organizational realignment, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of $29 million. Of this amount, we recorded $3 million in the first half of 2008, primarily relating to relocation expenses in our U.S. & Canada segment.
Asset Disposal Charges
     In the fourth quarter of 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan to rationalize our vending asset base in our U.S. & Canada segment by disposing of older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. This plan, which we completed in the second quarter of 2008, was part of the Company’s broader initiative designed to improve operating income margins of our FSV business. Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of $25 million, the majority of which was non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we incurred a pre-tax charge of $2 million associated with the FSV Rationalization plan in the first half of 2008. This charge was recorded in selling, delivery and administrative expenses.

FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended			36 Weeks Ended
	September	September	% Change	September	September	% Change
	5, 2009	6, 2008	Better/ (Worse)	5, 2009	6, 2008	Better/ (Worse)

Net revenues	$3,633	$3,814	(5)%	$9,414	$9,987	(6)%

Operating income
U.S. & Canada	$301	$298	—%	$717	$701	2%
Europe	123	123	—%	117	137	(15)%
Mexico	30	32	(5)%	45	64	(29)%

Total segments	454	453	—%	879	902	(3)%
Corporate – net impact of mark-to-market on commodity hedges	4	—	100%	4	—	100%

Total operating income	$458	$453	1%	$883	$902	(2)%

Net income attributable to Bottling LLC	$418	$384	9%	$777	$779	—%

Worldwide Financial Highlights for the 12 and 36 Weeks Ended September 5, 2009
     Reported net revenues declined five percent in the third quarter and six percent for the first 36 weeks of 2009, driven by the negative impact from foreign currency translation and a decline in worldwide volume growth. This decline was partially offset by a four percentage point increase in net revenue per case on a currency neutral basis for both the quarter and year-to-date period, driven primarily by rate increases in each of our segments. Reported net revenue per case declined three percent for the quarter and two percent year-to-date, which includes a negative impact of seven percentage points from foreign currency translation for both the quarter and year-to-date period.
     Reported gross profit declined seven percent in the third quarter and eight percent for the first 36 weeks of 2009, driven by the negative impact of foreign currency translation and volume declines. This was partially offset by improvement in gross profit per case on a currency neutral basis, as rate gains from the Company’s global pricing strategy and savings from productivity initiatives more than offset higher raw material costs. Currency neutral gross profit per case increased two percent for the both the quarter and year-to-date periods. Reported gross profit per case declined five percent for the quarter and four percent year-to-date, which includes a negative impact from foreign currency translation of seven percentage points for the quarter and six percentage points for the year-to-date period.
     Reported selling, delivery and administrative expenses (“SD&A”) declined by nine percent in the third quarter and the first 36 weeks of 2009, driven by lower operating costs due to continued productivity improvements across all segments coupled with the favorable impact of foreign currency translation. Foreign currency translation contributed six percentage points and seven percentage points to the decline in SD&A growth for the quarter and the first 36 weeks of 2009, respectively.
     Reported operating income grew one percent in the third quarter and declined two percent for the first 36 weeks of 2009. Restructuring charges reduced operating income growth by one percent for the quarter and year-to-date. Operating income for both the quarter and year-to-date periods benefited from margin increases, cost and productivity improvements and the positive impact from acquisitions, which was partially offset by volume declines and the negative impact of foreign currency translation. Foreign currency translation contributed nine percentage points and five percentage points to the decline in operating income growth for the quarter and the first 36 weeks of 2009, respectively.

     Net income attributable to Bottling LLC for the third quarter was $418 million, which increased nine percent versus the prior year. The increase for the quarter includes a net after-tax gain of $43 million, resulting from the benefit of tax audit settlements and mark-to-market gains, less restructuring charges. These items contributed 11 percentage points to the growth rate for the quarter. The remaining two percentage point decline for the quarter was driven by higher interest expense on third party loans and lower interest income generated from loans made to PBG. This was partially offset by a lower effective tax rate and foreign currency transactional losses incurred in the prior year.
     Net income attributable to Bottling LLC was $777 million for the first 36 weeks of 2009, remaining flat versus the prior year. The results for the year-to-date period include a net after-tax gain of $59 million, resulting from the benefit of tax audit settlements and mark-to-market gains, less restructuring charges. These items contributed eight percent to the growth rate year-to-date. The remaining eight percent decrease year-to-date was driven by higher interest expense on third party loans and lower interest income generated from loans made to PBG. This was partially offset by a lower effective tax rate for the year and the benefit from foreign currency transactional gains.
2009 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended
	September 5, 2009 vs. September 6, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(2)%	(3)%	(5)%	1%
Acquisitions	1	1	—	—

Total volume change	(2)%*	(1)%*	(5)%	1%

* Does not add due to rounding to the whole percent.

	36 Weeks Ended
	September 5, 2009 vs. September 6, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(4)%	(3)%	(10)%	(4)%
Acquisitions	1	1	—	—

Total volume change	(3)%	(2)%	(10)%	(4)%

U.S. & Canada
     In our U.S. & Canada segment, volume decreased one percent for the quarter and two percent year-to-date, primarily due to the macroeconomic factors negatively impacting the liquid refreshment beverage category. For the quarter, volume growth benefited from our newly acquired rights to distribute Crush, Rockstar and Muscle Milk in the U.S., which contributed three percentage points of growth for both the quarter and year-to-date periods. Additionally, volume from our acquisitions contributed one percentage point of growth for both the quarter and the year-to-date periods.
     Our take-home channel was flat for both the quarter and year-to-date periods. During the quarter, large format stores benefited from improving trends in our carbonated soft drink (“CSD”) portfolio. Our cold drink channel declined four percent in the quarter and five percent year-to-date. These declines were driven by our foodservice channel, including restaurants, travel and leisure, education and workplace, which have been particularly impacted by the economic downturn in the United States.
Europe
     In our Europe segment, volume declined by five percent for the quarter and 10 percent year-to-date. Soft volume performance reflected the overall weak macroeconomic environment and category softness throughout Europe, driven by double digit declines in Russia.
Mexico
     In our Mexico segment, volume increased one percent for the quarter and decreased four percent year-to-date. Volume gains for the quarter were driven by improving trends in our CSD portfolio versus the prior year. Volume declines for the first 36 weeks of 2009 were driven by difficult macroeconomics and category softness, coupled with pricing actions taken by the Company to drive improved margins across its portfolio.
Net Revenues

	12 Weeks Ended
	September 5, 2009 vs. September 6, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$3,633	$2,665	$641	$327
2008 Net revenues	$3,814	$2,652	$770	$392

% Impact of:
Volume impact	(2)%	(3)%	(5)%	1%
Net price impact (rate/mix)	4	3	7	7
Acquisitions	1	1	—	—
Currency translation	(7)	(1)	(19)	(25)

Total net revenues change	(5)%*	—%	(17)%	(17)%

* Does not add due to rounding to the whole percent.

	36 Weeks Ended
	September 5, 2009 vs. September 6, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$9,414	$7,393	$1,239	$782
2008 Net revenues	$9,987	$7,395	$1,598	$994

% Impact of:
Volume impact	(4)%	(3)%	(10)%	(4)%
Net price impact (rate/mix)	4	3	7	6
Acquisitions	1	1	—	—
Currency translation	(7)	(2)	(20)	(24)

Total net revenues change	(6)%	— %*	(22)%*	(21)%*

*      Does not add due to rounding to the whole percent.

U.S. & Canada
     In our U.S. & Canada segment, net revenues were flat for both the quarter and year-to-date periods. The results for both the quarter and year-to-date periods reflect improvements in net pricing, partially offset by volume declines and the negative impact of foreign currency translation. Net revenue per case on a currency neutral basis improved by three percent for both the quarter and year-to-date periods, driven by rate increases to offset rising raw material costs and improve profitability. Reported net revenue per case increased two percent for both the quarter and year-to-date periods, which includes the negative impact from foreign currency translation of one percentage point for the quarter and two percentage points for the year-to-date period.
Europe
     In our Europe segment, net revenues declined 17 percent for the quarter and 22 percent year-to-date, due primarily to the negative impact of foreign currency translation and volume declines. Growth in net revenue per case on a currency neutral basis of seven percent for the quarter and eight percent year-to-date was driven primarily by rate actions and disciplined promotional spending. Europe’s reported net revenue per case declined 13 percent for the quarter and 14 percent year-to-date, which includes the negative impact from foreign currency translation of 20 percentage points for the quarter and 22 percentage points for the year-to-date period.
Mexico
     In our Mexico segment, declines in net revenues of 17 percent for the quarter were driven by the negative impact of foreign currency translation, partially offset by growth in volume and currency neutral net revenue per case. On a year-to-date basis, net revenue decreased 21 percent reflecting the negative impact of foreign currency translation and volume declines, partially offset by improvements in currency neutral net revenue per case. Net revenue per case on a currency neutral basis grew six percent for both the quarter and year-to-date periods, primarily due to rate increases to drive margin improvement. Mexico’s reported net revenue per case declined 18 percent for both the quarter and year-to-date periods, which includes a 24 percentage point negative impact from foreign currency translation for both the quarter and year-to-date periods.
Operating Income

	12 Weeks Ended
	September 5, 2009 vs. September 6, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico	Corporate
2009 Operating income	$458	$301	$123	$30	$4
2008 Operating income	$453	$298	$123	$32	$—

% Impact of:
Operations	6%	1%	12%	38%	—%
Currency translation	(9)	(1)	(22)	(32)	—
2008 Restructuring actions	(1)	(1)	—	(12)	—
Acquisitions	4	1	10	—	—
Mark-to-market net impact	1	—	—	—	100

Total operating income change	1%	—%	—%	(5)%*	100%

*	Does not add due to rounding to the whole percent.

	36 Weeks Ended
	September 5, 2009 vs. September 6, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico	Corporate
2009 Operating income	$883	$717	$117	$45	$4
2008 Operating income	$902	$701	$137	$64	$—

% Impact of:
Operations	1%	3%	(10)%	11%	—%
Currency translation	(5)	(2)	(16)	(25)	—
2008 Restructuring actions	(2)	(1)	(1)	(16)	—
2007 Restructuring actions and asset disposal charges	1	1	—	—	—
Acquisitions	3	2	12	—	—
Mark-to-market net impact	—	—	—	—	100

Total operating income change	(2)%	2%*	(15)%	(29)%*	100%

*	Does not add due to rounding to the whole percent.
U.S. & Canada
     In our U.S. & Canada segment, operating income was flat for the quarter and increased two percent year-to-date, driven by increases in operating activities and the positive impact of acquisitions, partially offset by the negative impact of currency translation. Increases in operating activities were driven by cost and productivity savings and gross profit per case improvement, partially offset by volume declines.
     On a currency neutral basis, gross profit per case improved one percent for the quarter and two percent year-to-date driven by growth in net revenue per case, which more than offset higher raw material costs. Reported gross profit per case was flat for both the quarter and year-to-date periods, which includes the negative impact from foreign currency translation of one percentage point for the quarter and two percentage points for the year-to-date period.
     SD&A improved two percent for the quarter and year-to-date. The decline in SD&A expenses for both the quarter and year-to-date reflects lower costs resulting from productivity initiatives and volume declines coupled with the favorable impact from foreign currency translation. Foreign currency translation contributed one percentage point and two percentage points to the decline in SD&A growth for the quarter and year-to-date periods, respectively.
Europe
     In our Europe segment, operating income was flat for the quarter and declined 15 percent year-to-date driven primarily by decreases in volume and the negative impact of foreign currency, partially offset by additional income from our equity investment in Russia.
     Reported gross profit per case in Europe declined 15 percent for the quarter and 17 percent year-to-date, which includes the negative impact from foreign currency translation of 17 percentage points for the quarter and 20 percentage points for the year-to-date period. Gross profit per case on a currency neutral basis increased two percent for the quarter and three percent year-to-date driven by strong rate increases which offset higher raw material costs resulting from the foreign currency transactional impact for U.S. dollar denominated purchases.
     SD&A in Europe improved 29 percent for the quarter and 27 percent year-to-date, which includes a benefit from foreign currency translation of 14 percentage points for the quarter and 18 percentage points for the year-to-date period. The remaining improvement in SD&A was driven by volume declines, lower costs resulting from productivity initiatives throughout Europe and income generated from our equity investment in Russia.

Mexico
     In our Mexico segment, operating income declined five percent for the quarter and 29 percent year-to-date. Restructuring charges and the negative impact of foreign currency translation contributed 44 percentage points and 41 percentage points to the decline in operating income growth for the quarter and year-to-date periods, respectively. The remaining improvement in operating results for both the quarter and year-to-date periods were driven by improved pricing actions and lower costs resulting from productivity initiatives taken during 2009.
     Reported gross profit per case declined 19 percent for the quarter and 20 percent year-to-date, which includes the negative impact from foreign currency translation of 24 percentage points for the quarter and 23 percentage points for the year-to-date period. Gross profit per case on a currency neutral basis increased five percent for the quarter and three percent year-to-date, reflecting solid margin management and cost savings from productivity initiatives, which offset rising raw material costs. Higher raw material costs were driven by the negative impact of foreign currency transactional costs resulting from U.S. dollar denominated purchases.
     SD&A improved 21 percent for the quarter and 22 percent year-to-date which includes a 23 percentage point benefit from foreign currency translation for both the quarter and year-to-date periods. Restructuring charges increased SD&A by two percentage points for both the quarter and year-to-date periods. The remaining decrease in SD&A growth for the quarter and year-to-date was driven by improved route and cost productivity initiatives.
Corporate
     Corporate primarily reflects a net gain of $4 million for both the quarter and year-to-date periods related to the mark-to-market of commodity derivatives used to hedge against price changes associated with certain commodities utilized primarily in our U.S. production process.
Interest Expense
     Interest expense increased $4 million in the third quarter and $30 million on a year-to-date basis versus the prior year, largely due to higher debt levels associated with the issuance of $750 million of senior notes in January 2009 and the pre-funding of our February 2009 $1.3 billion debt maturity.
Interest Income
     Interest income decreased $10 million in the third quarter and $34 million on a year-to-date basis versus the prior year, driven primarily by lower effective interest rates on loans made to PBG.
Other Non-operating Income, net
     During the quarter, other net non-operating expenses decreased by $5 million versus the prior year due to transactional losses incurred in Europe during the third quarter of 2008. On a year-to-date basis, net non-operating income increased $4 million versus the prior year, driven primarily by foreign currency transactional gains recorded in Europe.
Net Income Attributable to Noncontrolling Interests
     Net income attributable to noncontrolling interests primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture. The increase of $11 million in the third quarter and $9 million on a year-to-date basis was primarily driven by higher income generated by the PR Beverages venture.
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

     Our effective tax rate for the 36 weeks ended September 5, 2009 was a benefit of 3.8 percent compared with our effective tax rate of 6.6 percent for the 36 weeks ended September 6, 2008. The decrease in our 2009 effective tax rate was primarily driven by various audit settlements in our major jurisdictions, which resulted in a tax benefit of approximately $75 million. These audit settlements benefited our effective tax rate by approximately 9.5 percentage points. In addition, in 2009, we have certain tax planning strategies that are favorably impacting our tax provision, coupled with lower reserves and interest charges as a result of the audit settlements.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
36 Weeks Ended September 5, 2009 vs. September 6, 2008
     Bottling LLC generated $1,021 million of net cash from operations, an increase of $96 million from 2008. The increase in net cash provided by operations was driven primarily by the timing of disbursements and collections of receivables, partially offset by a $106 million pension contribution made in 2009.
     Net cash used for investments was $785 million, a decrease of $700 million from 2008. The decrease in cash used for investments was due to $750 million of payments made in 2008 associated with our investment in JSC Lebedyansky (“Lebedyansky”), which included $142 million of restricted cash that was used for the remaining tender offer and lower capital expenditures in 2009. This was partially offset by higher acquisition spending and a loan made to Lebedyansky in 2009, which was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us, coupled with higher net issuances of notes receivable from PBG.
     Net cash used for financing activities was $452 million, an increase of $961 million from 2008. This increase in cash used for financing activities reflects the repayment of our $1.3 billion bond and lower proceeds from short-term borrowings, partially offset by the issuance of a $750 million bond. Also reflected in financing activities in 2008 was $308 million of cash received from PepsiCo for their proportional share in the acquisition of Lebedyansky and Sobol-Aqua JSC by PR Beverages.
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
     For the 36 weeks ended September 5, 2009, we made $106 million of contributions to the U.S. defined benefit pension trust. On September 15, 2009, we made an additional $105 million of contributions to the U.S. defined benefit pension trust.

Contractual Obligations
     As of September 5, 2009, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 included within our Current Report on Form 8-K dated September 16, 2009, under the caption “Contractual Obligations”.
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
CAUTIONARY STATEMENTS
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	risk associated with PBG’s pending merger with PepsiCo, including satisfaction of the conditions of the pending merger, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption of our sales and operations or any impact on our relationships with third parties as a result of the pending merger;

•	the outcome of or expenses associated with, any litigation related to PBG’s pending merger with PepsiCo;

•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG, representation on PBG’s Board and approval rights under our Master Bottling Agreement;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	material changes from expectations in the cost or availability of ingredients, packaging materials, other raw materials or energy including changes resulting from restrictions on our suppliers required by PepsiCo;

•	limitations on the availability of water or obtaining water rights;

•	an inability to achieve strategic business plan targets;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	unfavorable weather conditions in our markets;

•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;

•	loss of business from a significant customer;

•	loss of key members of management;

•	failure or inability to comply with laws and regulations;

•	litigation, other claims and negative publicity relating to alleged unhealthy properties or environmental impact of our products;

•	changes in laws and regulations governing the manufacture and sale of food and beverages, the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	an increase in costs of pension, medical and other employee benefit costs;

•	unfavorable market performance of assets in PBG’s pension plans or material changes in key assumptions used to calculate the pension plan liability, such as discount rate;

•	unforeseen social, economic and political changes;

•	possible recalls of our products;

•	interruptions of operations due to labor disagreements;

•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;

•	changes in our debt ratings, an increase in financing costs or limitations on our ability to obtain credit; and

•	material changes in expected interest and currency exchange rates.
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
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to our market risks as disclosed in Item 7 included within our Current Report on Form 8-K dated September 16, 2009.
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
     For further information about our legal proceedings see Note 14 in the Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 with the exception of the following:
     PBG’s pending merger with PepsiCo may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses and may need to pay a termination fee under the merger agreement.
     On August 3, 2009, PBG entered into a merger agreement with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a wholly owned subsidiary of PepsiCo (“Metro”), pursuant to which PBG will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, immediately prior to the effective time of the merger, each outstanding share of PBG common stock that is not owned by PepsiCo or any of its subsidiaries, or held by PBG as treasury stock, will be converted into the right to receive, at the holder’s election, either 0.6432 shares of common stock of PepsiCo or $36.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PBG common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding PBG common stock will be converted into the right to receive cash.
     Each share of PBG common stock held by PBG as treasury stock, held by PepsiCo or held by Metro, and each share of PBG Class B common stock held by PepsiCo or Metro, in each case immediately prior to the effective time of the merger, will be canceled, and no payment will be made with respect thereto. Each share of PBG common stock and PBG Class B common stock owned by any subsidiary of PepsiCo other than Metro immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.6432 of a share of PepsiCo common stock.
     The announcement of the pending merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.
     The completion of the pending merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by PBG’s shareholders, (ii) the absence of certain legal impediments to the consummation of the pending merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by PBG and PepsiCo, respectively, and compliance by PBG and PepsiCo with PBG’s and PepsiCo’s respective obligations under the merger agreement, (v) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on Form S-4 filed by PepsiCo on October 1, 2009, and (vi) the non-occurrence a Material Adverse Effect (as defined in the merger agreement) on PBG or PepsiCo.
     If the merger agreement is terminated under certain circumstances, such as if PBG’s Board of Directors fails to recommend adoption of the merger agreement to PBG’s shareholders or to use its reasonable best efforts to obtain shareholder approval, or if PBG’s Board of Directors recommends a different Acquisition Proposal (as defined in the merger agreement), then we would be required to pay PepsiCo a termination fee of approximately $165 million.
     We cannot predict whether the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of PBG’s common stock may decline. In addition, if the pending merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.
     Additionally, PBG and members of its Board of Directors have been named in a number of lawsuits relating to the pending merger as more fully described in Note 14 — “Contingencies” to our Condensed Consolidated Financial Statements. These lawsuits or any future lawsuits may be time consuming and expensive. These matters, alone or in combination, could have a material adverse effect on our business and financial results.

Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTTLING GROUP, LLC
(Registrant)

Date: October 9, 2009	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Principal Accounting Officer and Managing Director

Date: October 9, 2009	/s/ Alfred H. Drewes
Alfred H. Drewes
Principal Financial Officer