Form 10-K
period 2009-12-26
BOTTLING GROUP LLC
filed 2010-02-22
CIK 1087835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 26, 2009
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
Registrant’s telephone number, including area code: (914) 767-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of Bottling Group, LLC Capital Stock held by non-affiliates of Bottling Group, LLC as of June 12, 2009 was $0.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated

Annual Report on Form 10-K of The Pepsi Bottling Group, Inc.	III
For Fiscal Year Ended December 26, 2009

Table of Contents	Bottling Group, LLC Annual Report 2009

PART I

ITEM 1.	BUSINESS
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
     PBG was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. (“PepsiCo”) to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 22, 2010, PepsiCo’s ownership represented 31.6% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 38.6% of the voting power of all classes of PBG’s voting stock.
     PepsiCo and PBG contributed bottling businesses and assets used in the bottling business to Bottling LLC in connection with the formation of Bottling LLC. As result of the contributions of assets and other subsequent transactions, PBG owns 93.4% of Bottling LLC and PepsiCo owns the remaining 6.6% as of December 26, 2009.
     On August 3, 2009, PBG entered into a merger agreement with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a wholly owned subsidiary of PepsiCo (“Metro”), pursuant to which PBG will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of PBG’s shareholders held on February 17, 2010, PBG shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010. Following the merger, we will be a wholly owned subsidiary of PepsiCo.
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
     In 2009, approximately 78% of our net revenues were generated in the U.S. & Canada, 13% of our net revenues were generated in Europe, and the remaining 9% of our net revenues were generated in Mexico. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 in the Notes to Consolidated Financial Statements for additional information regarding the business and operating results of our reportable segments.
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

     In 2009, approximately 76% of our sales volume in the U.S. & Canada was derived from carbonated soft drinks and the remaining 24% was derived from non-carbonated beverages, 69% of our sales volume in Europe was derived from carbonated soft drinks and the remaining 31% was derived from non-carbonated beverages, and 53% of our Mexico sales volume was derived from carbonated soft drinks and the remaining 47% was derived from non-carbonated beverages. Our principal beverage brands include the following:

U.S. & Canada

Pepsi	Sierra Mist	Lipton
Diet Pepsi	Sierra Mist Free	SoBe
Diet Pepsi Max	Aquafina	SoBe Adrenaline Rush
Wild Cherry Pepsi	Aquafina FlavorSplash	SoBe Lifewater
Pepsi Lime	G2 from Gatorade	Starbucks Frappuccino®
Pepsi ONE	Propel	Dole
Mountain Dew	Crush	Muscle Milk
Diet Mountain Dew	Tropicana juice drinks	Rockstar
Amp Energy	Mug Root Beer
Mountain Dew Code Red	Trademark Dr Pepper

Europe

Pepsi	Tropicana	Fruko
Pepsi Light	Aqua Minerale	Yedigun
Pepsi Max	Mirinda	Tamek
7UP	IVI	Lipton
KAS	Fiesta

Mexico

Pepsi	Mirinda	Electropura
Pepsi Light	Manzanita Sol	e-pura
7UP	Squirt	Jarritos
KAS	Garci Crespo	Lipton
Belight	Aguas Frescas	Sangria Casera
     No individual customer accounted for 10% or more of our total revenues in 2009, except for sales to Wal-Mart Stores, Inc. and its affiliated companies which accounted for 11% of our revenues in 2009, primarily as a result of transactions in the U.S. & Canada segment. We have an extensive direct store distribution system in the United States, Canada and Mexico. In Europe, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.
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
     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2009, PepsiCo approved our plans.
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
     If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement. Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area — currently representing approximately 10.3% of PepsiCo’s U.S. bottling system in terms of volume — if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.
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
     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of PBG’s voting securities without the consent of PepsiCo. As of February 12, 2010, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 5% of PBG’s common stock.
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

     The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to concentrate pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement had an initial term of five years which expired in 2004 and has thereafter automatically renewed for two additional five-year periods, including the most recent renewal in 2009. The Master Syrup Agreement will automatically renew for additional five-year periods, unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay PBG the fair market value of PBG’s rights thereunder. Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.
     Terms of Other U.S. Bottling Agreements. The bottling agreements between PBG and other licensors of beverage products, including Dr Pepper Snapple Group for Dr Pepper, Crush, Schweppes, Canada Dry, Hawaiian Punch and Squirt, the Pepsi/Lipton Tea Partnership for Lipton Brisk and Lipton Iced Tea, and the North American Coffee Partnership for Starbucks Frappuccino®, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products. The agreements with Dr Pepper Snapple Group contain a provision that permits the Dr Pepper Snapple Group to terminate the agreements in the event of a sale of more than 10% of PBG’s stock. Because the pending PepsiCo merger would trigger this provision, PepsiCo and Dr Pepper Snapple Group have entered into new bottling agreements that will be effective upon closing of the merger.
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
     Terms of Russia Snack Food Distribution Agreement. Effective January 2009, PR Beverages entered into an agreement with Frito-Lay Manufacturing, LLC (“FLM”), a wholly owned subsidiary of PepsiCo, pursuant to which PR Beverages purchases Frito-Lay snack products from FLM for sale and distribution in the Russian Federation. This agreement provides FLM access to the infrastructure of our distribution network in Russia and allows us to more effectively utilize some of our distribution network assets. This agreement replaced a similar agreement, which expired on December 31, 2008.
Seasonality
     Sales of our products are seasonal, particularly in our Europe segment, where sales volumes tend to be more sensitive to weather conditions. Our peak season across all of our segments is the warm summer months beginning in May and ending in September. More than 70% of our operating income is typically earned during the second and third quarters and more than 65% of cash flow from operations is typically generated in the third and fourth quarters.
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
     Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 23% to approximately 43%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 46%; Russia 17%; Turkey 18%; Spain 10% and

Greece 14% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 16% for carbonated soft drinks sold under trademarks owned by PepsiCo.
     Our market share for liquid refreshment beverages sold under trademarks owned by PepsiCo in our U.S. territories is approximately 26%. Our market share for liquid refreshment beverages sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 23%; Russia 21%; Turkey 17%; Spain 7% and Greece 11% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 18% for liquid refreshment beverage sold under trademarks owned by PepsiCo.
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
Governmental Regulation Applicable to Our Business
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
     Bottle and Can Legislation. Legislation has been enacted in certain U.S. states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec.
     Connecticut, Massachusetts, Michigan and New York have statutes that require us to pay all or a portion of unclaimed container deposits to the state. Hawaii and California impose a levy on beverage containers to fund a waste recovery system.
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
     We are not aware of similar material legislation being enacted in any other areas served by us. The recent economic downturn, however, has resulted in reduced tax revenue for many states and has increased the need for some states to identify new revenue sources. Some states may pursue additional revenue through new or amended bottle and can legislation. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.
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
     We are not aware of any material soft drink taxes that have been enacted in any other market served by us. The recent economic downturn, however, has resulted in reduced tax revenue for many states and has increased the need for some states to identify new revenue sources. Some states may pursue additional revenue through new or amended soft drink or similar excise tax legislation. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.
     New York State Governor David Paterson has included a recommendation in his 2011 proposed budget that essentially would place a one cent per ounce tax on sweetened beverages sold in that state. Whether such tax will be enacted is unknown at this point. A similar proposal was included in the 2010 proposed budget, but was withdrawn before legislative consideration due to strong public and political opposition.
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

Employees
     As of December 26, 2009, we employed approximately 64,900 workers, of whom approximately 32,500 were employed in the United States. Approximately 8,500 of our workers in the United States are union members and approximately 15,100 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
     For additional information, see Note 12 in the Notes to Consolidated Financial Statements included in Item 7 below.

ITEM 1A.	RISK FACTORS
     Our business and operations entail a variety of risks and uncertainties, including those described below.
We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.
     Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, enhanced water, teas and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, a downturn in economic conditions or taxes specifically targeting the consumption of our products. Any of these changes may reduce consumers’ demand for our products. For example, the recent downturn in economic conditions has adversely impacted sales of certain of our higher margin products, including our products sold for immediate consumption in restaurants.
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
     Our retail customers are consolidating, leaving fewer customers with greater overall purchasing power and, consequently, greater influence over our pricing, promotions and distribution methods. Because we do not operate in all markets in which these customers operate, we must rely on PepsiCo and other Pepsi bottlers to service such customers outside of our markets. The inability of PepsiCo or Pepsi bottlers as a whole to meet the product, packaging and service demands of our largest customers could lead to a loss or decrease in business from such customers and have a material adverse effect on our business and financial results.

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
     The prices of some of our ingredients, packaging materials, other raw materials and energy, including aluminum, resin, high fructose corn syrup and motor fuel, have recently experienced unprecedented volatility, which in turn can unpredictably and substantially alter our costs. We have implemented a hedging strategy to better predict our costs of some of these products. In a volatile market, however, such strategy includes a risk that, during a particular period of time, market prices fall below our hedged price and we pay higher than market prices for certain products. As a result, under certain circumstances, our hedging strategy may increase our overall costs.
     If there is a significant or sustained increase in the costs of our ingredients, packaging materials, other raw materials or energy, and we are unable to pass effectively the increased costs on to our customers in the form of higher prices, there could be a material adverse effect on our business and financial results.
Changes in the legal and regulatory environment, including those related to climate change, could increase our costs or liabilities or impact the sale of our products.
     Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, competition laws, labor laws, taxation requirements (including taxes specifically targeting the consumption of our products), bottle and can legislation (see above under “Governmental Regulation Applicable to Our Business”), accounting standards and environmental laws.
     There is also growing support for the conclusion that emissions of greenhouse gases are linked to global climate change, which may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Until any such requirements come into effect, it is difficult to predict their impact on our business or financial results, including any impact on our supply chain costs. In the interim, we are working to improve our systems to record baseline data and monitor our greenhouse gas emissions and, during the process of developing our business strategies, we consider the impact our plans may have on the environment.
     We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements, including those related to climate change.
PBG’s pending merger with PepsiCo may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses.
     The announcement of PBG’s pending merger with PepsiCo, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.
     The completion of the pending merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by PBG shareholders, (ii) the absence of certain legal impediments to the consummation of the pending merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as

amended (the “HSR Act”), and obtaining antitrust approvals in certain other jurisdictions, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by PBG and PepsiCo, respectively, and compliance by PBG and PepsiCo with our and their respective obligations under the merger agreement, (v) declaration of the effectiveness by the SEC of the Registration Statement on Form S-4/A filed by PepsiCo on January 12, 2010, and (vi) the non-occurrence of a Material Adverse Effect (as defined in the merger agreement) on PBG or PepsiCo. As of February 22, 2010, some of these closing conditions, such as adoption of the merger agreement by PBG’s shareholders, obtaining antitrust approval in jurisdictions outside the United States, and declaration of the effectiveness by the SEC of the Form S-4/A filed by PepsiCo, have been satisfied. Other closing conditions, however, remained unsatisfied as of February 22, 2010, including, but not limited to, the expiration or termination of the applicable waiting period under the HSR Act.
     If the merger agreement is terminated under certain circumstances, then PBG would be required to pay PepsiCo a termination fee of approximately $165 million. On November 16, 2009, in connection with the settlement of certain stockholder litigation, PepsiCo agreed, among other things, to reduce the termination fee to $115 million. Upon approval of the merger agreement by PBG shareholders on February 17, 2010, the circumstances under which PBG would be required to pay PepsiCo a termination fee ceased to exist.
     We cannot predict whether all of the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.
     Additionally, we and members of PBG’s Board of Directors have been named in a number of lawsuits relating to the pending merger. The parties to these lawsuits entered into a settlement stipulation, which is subject to customary conditions, as more fully described in Note 17 Contingencies to our Consolidated Financial Statements.
     These matters, alone or in combination, could have a material adverse effect on our business and financial results.
PepsiCo’s equity ownership of PBG could affect matters concerning us.
     As of January 22, 2010, PepsiCo owned approximately 38.6% of the combined voting power of PBG’s voting stock (with the balance owned by the public). PepsiCo will be able to significantly affect the outcome of PBG’s shareholder votes, thereby affecting matters concerning us.
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
     In addition, we are subject to certain contractual restrictions on the conduct of our business pursuant to the terms of the merger agreement between us and PepsiCo, as more fully described in the risk factor above entitled “PBG’s pending merger with PepsiCo may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses.”
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
Deterioration of economic conditions could harm our business.
     Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or increase our costs, thereby negatively affecting our financial results.
     The recent deterioration of economic conditions, could, among other things, make it more difficult or costly for us to obtain financing for our operations or investments, adversely impact the credit worthiness of our customers or suppliers, and decrease the value of our investments in equity and debt securities, including our marketable debt securities and pension and other postretirement plan assets.

Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.
     In the fiscal year ended December 26, 2009, approximately 30% of our net revenues were generated in territories outside the United States. Social, economic and political developments in our international markets (including Russia, Mexico, Canada, Spain, Turkey and Greece) may adversely affect our business and financial results. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business and financial results. The overall risks to our international businesses also include changes in foreign governmental policies. In addition, we are expanding our investment and sales and marketing efforts in certain emerging markets, such as Russia. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. For example, Russia has been a significant source of our profit growth, but is now experiencing an economic downturn, which if sustained may have a material adverse impact on our business and financial results. Additionally, our cost of goods, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. For example, the recent weakening of foreign currencies negatively impacted our earnings in 2009 compared with the prior year.
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
     Approximately 30% of our U.S. and Canadian employees are covered by collective bargaining agreements. These agreements generally expire at various dates over the next five years. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to increase our operational efficiency.
Benefits cost increases could reduce our profitability or cash flow.
     Our profitability and cash flow is substantially affected by the costs of pension, postretirement medical and employee medical and other benefits. Recently, these costs have increased significantly due to factors such as fluctuations in investment returns on pension assets, changes in discount rates used to calculate pension and related liabilities, and increases in health care costs. Although we actively seek to control increases, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could have a material adverse affect on our business and financial performance.
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
     Our corporate headquarters is located in leased property in Somers, New York. In addition, we have a total of 590 manufacturing and distribution facilities, as follows:

	U.S. & Canada	Europe	Mexico

Manufacturing Facilities
Owned	50	15	22
Leased	2	—	3
Other	3	—	—

Total	55	15	25

Distribution Facilities
Owned	222	11	81
Leased	51	55	75

Total	273	66	156

     We also own or lease and operate approximately 37,100 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our beverage products. We also own more than two million coolers, soft drink dispensing fountains and vending machines.
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
     For further information about our legal proceedings see Note 17 in the Notes to Consolidated Financial Statements, which discussion is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for the ownership of Bottling LLC.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED FINANCIAL AND OPERATING DATA
in millions

Fiscal years ended	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
Statement of Operations Data:
Net revenues	$13,219	$13,796	$13,591	$12,730	$11,885
Cost of sales	7,379	7,586	7,370	6,900	6,345

Gross profit	5,840	6,210	6,221	5,830	5,540
Selling, delivery and administrative expenses	4,777	5,171	5,167	4,842	4,533
Impairment charges	—	412	—	—	—

Operating income	1,063	627	1,054	988	1,007
Interest expense	255	244	232	227	187
Interest income	108	162	222	174	77
Other non-operating (income) expenses, net	(4)	24	(5)	10	1

Income before income taxes	920	521	1,049	925	896
Income tax (benefit) expense (6)(7)(8)	(26)	(39)	27	3	24

Net income	946	560	1,022	922	872
Less: Net income (loss) attributable to noncontrolling interests	33	24	28	(2)	1

Net income attributable to Bottling LLC	$913	$536	$994	$924	$871

Balance Sheet Data (at period end):
Total assets	$16,782	$16,495	$16,712	$14,955	$13,745
Long-term debt	$4,454	$3,789	$3,776	$3,759	$2,943
Noncontrolling interests	$753	$672	$379	$18	$3
Accumulated other comprehensive loss (9)	$(879)	$(1,373)	$(189)	$(589)	$(395)
Bottling LLC owners’ equity	$8,533	$7,534	$9,229	$8,092	$7,581

(1)	Our fiscal year 2009 results include a $24 million pre-tax charge related to restructuring charges. See Items Affecting Comparability of Our Financial Results in Item 7.

(2)	Our fiscal year 2008 results include $412 million in pre-tax non-cash impairment charges relating primarily to distribution rights and product brands in Mexico and an $83 million pre-tax charge related to restructuring charges. See Items Affecting Comparability of Our Financial Results in Item 7.

(3)	Our fiscal year 2007 results include a $30 million pre-tax charge related to restructuring charges and a $23 million pre-tax charge related to our asset disposal plan. See Items Affecting Comparability of Our Financial Results in Item 7.

(4)	In fiscal year 2006, we adopted accounting guidance related to share-based payments resulting in a $65 million decrease in operating income. Results for prior periods have not been restated as provided for under the modified prospective approach.

(5)	Our fiscal year 2005 results include an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses and, accordingly, had no impact on net income attributable to Bottling LLC.

(6)	Our fiscal year 2009 results include a non-cash tax benefit of $75 million due to tax audit settlements in our international jurisdictions, partially offset by a net non-cash tax charge of $65 million due to tax law changes in Canada and Mexico. See Items Affecting Comparability of Our Financial Results in Item 7.

(7)	Our fiscal year 2007 results include a net non-cash tax benefit of $13 million due to tax law changes in Canada and Mexico. See Items Affecting Comparability of Our Financial Results in Item 7.

(8)	Our fiscal year 2006 results include a tax benefit of $12 million from tax law changes in Canada, Turkey, and in certain U.S. jurisdictions.

(9)	In fiscal year 2006, we recorded a $278 million loss, net of taxes, to accumulated other comprehensive loss related to the adoption of new pension and postretirement rules, requiring the Company to record the funded status of each of our pension and postretirement plans.

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
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. Bottling LLC manages and reports operating results through three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. As shown in the graph below, the U.S. & Canada segment is the dominant driver of our results, generating 68 percent of our volume, 78 percent of our net revenues and 84 percent of our operating income.
     The majority of our volume is derived from brands licensed from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures. These brands are some of the most recognized in the world and consist of carbonated soft drinks (“CSDs”) and non-carbonated beverages. Our CSDs include brands such as Pepsi-Cola, Diet Pepsi, Diet Pepsi Max, Mountain Dew and Sierra Mist. Our non-carbonated beverages portfolio includes brands with Starbucks Frapuccino in the ready-to-drink coffee category; Amp Energy and SoBe Adrenaline Rush in the energy drink category; SoBe and Tropicana in the juice and juice drinks category; Aquafina in the water category; and Lipton Iced Tea in the tea category. We continue to strengthen our powerful portfolio highlighted by our focus on the hydration category with SoBe Lifewater, Propel fitness water and G2 in the United States. In some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper, Crush, Squirt and Rockstar. We also have the right in some of our territories to manufacture, sell and distribute beverages under brands that we own, including Electropura, e-pura and Garci Crespo. See Part I, Item 1 of this report for a listing of our principal products by segment.
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
     Our customers range from large format accounts, including large chain foodstores, supercenters, mass merchandisers, chain drug stores, club stores and military bases, to small independently owned shops and foodservice businesses. Changes in consumer shopping trends and current economic trends are shifting more of our volume to channels such as supercenters, club and dollar stores. Retail consolidation continues to increase the strategic significance of our large-volume customers. No individual customer accounted for 10 percent or more of our total revenue in 2009, except for sales to Walmart Stores, Inc. and its affiliates which were 11 percent of our revenue in 2009, primarily as a result of transactions in the U.S. & Canada segment. Sales to our top five retail customers represented approximately 21 percent of our net revenues in 2009.
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
     Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, the pricing we achieve in the marketplace, our market execution, our ability to meet changing consumer preferences and the efficiencies we achieve in manufacturing and distributing our products. Key indicators of our financial success are: the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, cash and capital management and our overall cost productivity which reflects how well we manage our raw material, manufacturing, distribution and other overhead costs.
     The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements and the related accompanying notes in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
CRITICAL ACCOUNTING POLICIES
     Our significant accounting policies are discussed in Note 2 in the Notes to Consolidated Financial Statements. Management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of Bottling LLC’s results of operations and financial condition. We applied these accounting policies and estimation methods consistently in all material respects and have discussed the selection of these policies and related disclosures with the Audit and Affiliated Transactions Committee of PBG’s Board of Directors.
Other Intangible Assets, net and Goodwill
     Our intangible assets consist primarily of franchise rights, distribution rights, licensing rights, brands and goodwill and principally arise from the allocation of the purchase price of businesses acquired. These intangible assets, other than goodwill, are classified as either finite-lived intangibles or indefinite-lived intangibles.
     The classification of intangible assets and the determination of the appropriate useful life require substantial judgment. The determination of the expected life depends upon the use and underlying characteristics of the intangible asset. In our evaluation of the expected life of these intangible assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the specific asset; the age and market position of the products within the territories in which we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the related agreement.
     Intangible assets that are determined to have a finite life are amortized over their expected useful life, which generally ranges from five to twenty years. For intangible assets with finite lives, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable.

     Intangible assets with indefinite lives and goodwill are not amortized; however, they are evaluated for impairment at least annually or more frequently if facts and circumstances indicate that the assets may be impaired.
     We evaluate intangible assets with indefinite useful lives for impairment by comparing the fair values of the assets with their carrying values. The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands and licensing rights is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand or licensing right and, therefore, not requiring payment of third party royalty fees.
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
     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment analysis for goodwill and other intangible assets. The cash flows may be impacted by future actions taken by us and our competitors and the volatility of macroeconomic conditions in the markets in which we conduct business. Assumptions used in our impairment analysis, such as forecasted growth rates, cost of capital and additional risk premiums used in the valuations, are based on the best available market information and are consistent with our long-term strategic plans. An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate or other assumptions could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material non-cash impairment charge to our results of operations. The weakening of global macroeconomic conditions has had a negative impact on our business results. If these conditions continue, the fair value of our intangible assets could be adversely impacted.
     In the third quarter of 2009, the Company completed its impairment test of goodwill and indefinite lived assets and recorded no impairment charge. During 2008, the Company recorded $412 million in non-cash impairment charges relating primarily to distribution rights and brands for the Electropura water business in Mexico. The impairment charge relating to these intangible assets was based upon the findings of an extensive strategic review and the finalization of restructuring plans for our Mexican business.
     For further information about our goodwill and other intangible assets see Note 5 Other Intangible Assets, net and Goodwill in the Notes to Consolidated Financial Statements.
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
     In the U.S., the non-contributory defined benefit pension plans provide benefits to certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, benefits from these plans are no longer accrued for certain salaried and non-union employees that did not meet specified age and service requirements. The impact of these plan changes will significantly reduce the Company’s future long-term pension obligation, pension expense and cash contributions to the plans. Employees not eligible to participate in these plans or employees whose benefits have been frozen are receiving additional retirement contributions under PBG’s defined contribution plans.
     Substantially all of our U.S. employees meeting age and service requirements are eligible to participate in PBG’s postretirement medical benefit plans.
     Assumptions
     During 2008, the Company changed the measurement date for plan assets and benefit obligations from September 30 to its fiscal year-end as required by the new pension accounting rules.
     The determination of pension and postretirement medical benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefit obligations. Significant assumptions include discount rate; expected return on plan assets; certain employee-related factors such as retirement age, mortality, and turnover; rate of salary increases for plans where benefits are based on earnings; and for retiree medical plans, health care cost trend rates.

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
     The expected rate of return on plan assets for a given fiscal year is based upon actual historical returns and the long-term outlook on asset classes in the pension plans’ investment portfolio. The current target asset allocation for the U.S. pension plans is 65 percent equity investments, of which approximately half is to be invested in domestic equities and half is to be invested in foreign equities. The remaining 35 percent is to be invested primarily in long-term corporate bonds. Based on our asset allocation, historical returns and estimated future outlook of the pension plans’ portfolio, we estimate the long-term rate of return on plan assets assumption to be 8.0 percent in 2010.
     Differences between the assumed rate of return and actual rate of return on plan assets are deferred in accumulated other comprehensive loss (“AOCL”) in equity and amortized to earnings utilizing the market-related value method. Under this method, differences between the assumed rate of return and actual rate of return from any one year will be recognized over a five-year period to determine the market-related value.
     Differences between assumed and actual returns on plan assets and other gains and losses resulting from changes in actuarial assumptions are determined at each measurement date and deferred in AOCL in equity. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or the market-related value of plan assets, such amount is amortized to earnings over the average remaining service period of active participants.
     The cost or benefit from benefit plan changes is also deferred in AOCL in equity and amortized to earnings on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
     Net unrecognized losses and unamortized prior service costs relating to the pension and postretirement plans in the United States totaled $763 million and $969 million at December 26, 2009 and December 27, 2008, respectively.
     The following tables provide the weighted-average assumptions for our 2010 and 2009 pension and postretirement medical plans’ expense:

Pension	2010	2009
Discount rate	6.25%	6.20%
Expected rate of return on plan assets (net of administrative expenses)	8.00%	8.00%
Rate of compensation increase	3.04%	3.53%

Postretirement	2010	2009
Discount rate	5.75%	6.50%
Rate of compensation increase	3.43%	3.53%
Health care cost trend rate	8.00%	8.75%
     During 2009, our ongoing defined benefit pension and postretirement medical plan expenses totaled $98 million. In 2010, these expenses are expected to decrease by approximately $15 million to $83 million as a result of the following factors:
•	Funding to the pension trust will decrease 2010 pension expense by $16 million.
•	Recognition of net asset losses will increase our pension expense by $14 million.
•	An increase in our weighted-average discount rate for our pension expense from 6.20 percent to 6.25 percent, reflecting increases in the yields of long-term corporate bonds comprising the yield curve, will decrease our 2010 pension expense by approximately $3 million.
•	Other factors, including the full-year benefit of plan changes and improved health care experience, will decrease our 2010 defined benefit pension and postretirement medical expenses by approximately $10 million.

     Sensitivity Analysis
     It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return. The following table provides a summary for the last three years of actual rates of return versus expected long-term rates of return for our pension plan assets:

	2009	2008	2007
Expected rates of return on plan assets (net of administrative expenses)	8.00%	8.50%	8.50%
Actual rates of return on plan assets (net of administrative expenses)	25.3%	(28.50)%	12.64%
     Sensitivity of changes in key assumptions for our pension and postretirement plans’ expense in 2010 are as follows:
•	Discount rate – A 25 basis point change in the discount rate would increase or decrease the 2010 expense for the pension and postretirement medical benefit plans by approximately $10 million.
•	Expected rate of return on plan assets – A 25 basis point change in the expected return on plan assets would increase or decrease the 2010 expense for the pension plans by approximately $4 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.
•	Contribution to the plan – A $20 million decrease in planned contributions to the plan for 2010 will increase our pension expense by $1 million.
     Funding
     We make contributions to the pension trust to provide plan benefits for certain pension plans. Generally, we do not fund the pension plans if current contributions would not be tax deductible. Effective in 2008, under the Pension Protection Act, funding requirements are more stringent and require companies to make minimum contributions equal to their service cost plus amortization of their deficit over a seven year period. Failure to achieve appropriate funding levels will result in restrictions on employee benefits. Failure to contribute the minimum required contributions will result in excise taxes for the Company and an obligation to report to the regulatory agencies. During 2009, the Company contributed $229 million to its funded pension trusts. The Company expects to contribute an additional $132 million to its funded pension trusts in 2010. These amounts exclude $30 million of contributions and $26 million of expected contributions to the unfunded plans for the years ended December 26, 2009 and December 25, 2010, respectively.
     For further information about PBG’s pension and postretirement plans see Note 10 Pension and Postretirement Medical Benefit Plans in the Notes to Consolidated Financial Statements.
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
     We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved, and the number of years for which we have audits that are open varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. Nevertheless, it is possible that tax authorities may disagree with our tax positions, which could have a significant impact on our results of operations, financial position and cash flows. The resolution of a tax position could be recognized as an adjustment to our provision for income taxes and our deferred taxes in the period of resolution, and may also require the use of cash.

     For further information about our income taxes see “Income Tax Expense” in the Results of Operations and Note 11 Income Taxes in the Notes to Consolidated Financial Statements.
RELATIONSHIP WITH PEPSICO AND PBG
     PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of PepsiCo or PepsiCo joint venture brands. At December 26, 2009, PepsiCo owned 6.6 percent of our equity.
     While we manage all phases of our operations, including pricing of our products, we exchange production, marketing and distribution information with PepsiCo, which benefits both companies’ respective efforts to lower costs, improve quality and productivity and increase product sales. We have a significant ongoing relationship with PepsiCo and enter into various transactions and agreements with them. We purchase concentrate, pay royalties related to Aquafina products, and manufacture, package, sell and distribute cola and non-cola beverages under various bottling and fountain syrup agreements with PepsiCo. These agreements give us the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. PepsiCo has the right under these agreements to set prices of beverage concentrate, as well as the terms of payment and other terms and conditions under which we purchase concentrate. PepsiCo also provides us with bottler funding to support a variety of trade and consumer programs such as consumer incentives, advertising support, new product support and vending and cooler equipment placement. The nature and type of programs, as well as the level of funding, vary annually. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. Because we depend on PepsiCo to provide us with concentrate, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.
     We also enter into various transactions with joint ventures in which PepsiCo holds an equity interest. In particular, we purchase tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture between PepsiCo and Unilever, in which PepsiCo holds a 50 percent interest. We also purchase finished beverage products from the North American Coffee Partnership, a joint venture between PepsiCo and Starbucks Corporation in which PepsiCo holds a 50 percent interest.
     PepsiCo owns 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations, which was formed on March 1, 2007. PR Beverages has an exclusive license to manufacture and sell PepsiCo concentrate for beverage products sold in Russia. PR Beverages has also entered into a Russian Snack Food Distribution Agreement with Frito Lay, Inc., a subsidiary of PepsiCo, to sell and distribute their snack products in the Russian Federation.
     PBG is a related party as Bottling LLC is the principal operating subsidiary of PBG and consists of substantially all of the operations and the assets of PBG. At December 26, 2009, PBG owned approximately 93.4 percent of our equity. We have various loans in place with PBG that have enabled PBG to make payments for interest, taxes, dividends, share repurchases and acquisitions. Additionally, we make pro rata distributions to PBG and PepsiCo to fund PBG’s cash needs. PBG also provides insurance and risk management services to us pursuant to a contractual agreement.
     We guarantee PBG’s credit facilities which are used to support PBG’s commercial paper program and our working capital requirements. PBG has a committed credit facility of $1.2 billion and an uncommitted credit facility of $500 million and had no outstanding commercial paper at December 26, 2009 and December 27, 2008, respectively. Additionally, we guarantee PBG’s $1 billion of seven percent senior notes due in 2029.
     For further information about our relationship with PBG, PepsiCo and its affiliates see Note 13 Related Party Transactions in the Notes to Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	December 26,	December 27,	December 29,
Income/(Expense)	2009	2008	2007

Operating Income
Mark-to-Market Net Impact	$12	$—	$—
Impairment Charges	—	(412)	—
2008 Restructuring Actions	(24)	(83)	—
2007 Restructuring Actions	—	(3)	(30)
Asset Disposal Charges	—	(2)	(23)

Operating Income Impact	$(12)	$(500)	$(53)

Net Income attributable to Bottling LLC(1)
Mark-to-Market Net Impact(2)	$10	$—	$—
Impairment Charges(3)	—	(297)	—
2008 Restructuring Actions(4)	(21)	(83)	—
2007 Restructuring Actions	—	(3)	(30)
Asset Disposal Charges	—	(2)	(23)
Tax Audit Settlements(5)	72	—	—
Tax Law Changes	(65)	—	13

Net Income attributable to Bottling LLC Impact	$(4)	$(385)	$(40)

(1)	Represents items net of taxes and noncontrolling interests. Taxes have been calculated based on the tax rate of the tax jurisdiction in which the item was recorded. Noncontrolling interests has been calculated based upon the ownership structure within the entity in which the item was recorded.

(2)	Net of taxes of $2 million.

(3)	Net of taxes of $115 million.

(4)	Net of taxes of $3 million in 2009.

(5)	Net of noncontrolling interests of $3 million.
Mark-to-Market Net Impact
     The Company’s corporate headquarters centrally manages commodity derivatives on behalf of our segments. During 2009, we expanded our hedging program to mitigate price changes associated with certain commodities utilized in our production process. These derivatives hedge the underlying price risk associated with the commodity and are not entered into for speculative purposes. Certain commodity derivatives do not qualify for hedge accounting treatment. Others receive hedge accounting treatment but may have some element of ineffectiveness based on the accounting standard. These commodity derivatives are marked-to-market each period until settlement, resulting in gains and losses being reflected in corporate headquarters’ results. The gains and losses are subsequently reflected in the segment results when the underlying commodity’s cost is recognized. Therefore, segment results reflect the contract purchase price of these commodities. During 2009, the Company recognized a net gain of $12 million related to these commodity derivatives. The Company did not have any comparable activity in prior years.
Impairment Charges
     During the fourth quarter of 2008, the Company recorded $412 million in non-cash impairment charges relating primarily to distribution rights and brands for the Electropura water business in Mexico. For further information about the impairment charges see Note 5 Other Intangibles, net and Goodwill in the Notes to Consolidated Financial Statements.
2008 Restructuring Actions
     In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reportable segments. The program was substantially complete in December of 2009 and certain restructuring actions previously planned for 2010 have been cancelled as a result of the pending merger with PepsiCo.

     The program will result in annual pre-tax savings of approximately $110 million. The Company recorded pre-tax charges of $107 million over the course of the restructuring program, which were recorded in selling, delivery and administrative (“SD&A”) expenses. These charges were primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. In 2009, we recorded pre-tax charges of $24 million of which $10 million was recorded in the U.S. & Canada segment and $14 million was recorded in the Mexico segment.
     As part of the restructuring program, approximately 4,000 positions were eliminated including 600 positions in the U.S. & Canada, 500 positions in Europe and 2,900 positions in Mexico.
     The Company expects to incur approximately $80 million in pre-tax cash expenditures from these restructuring actions, of which $75 million has been paid since the inception of the program, with the balance expected to occur in 2010. During 2009, we paid $62 million in pre-tax cash expenditures for these restructuring actions.
     For further information about our restructuring charges see Note 14 Restructuring Charges in the Notes to Consolidated Financial Statements.
2007 Restructuring Actions
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. We completed the organizational realignment during the first quarter of 2008, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of approximately $29 million, which was recorded in SD&A expenses. During 2007, we recorded pre-tax charges of $26 million, of which $18 million was recorded in the U.S. & Canada segment and the remaining $8 million was recorded in the Europe segment. During the first half of 2008, we recorded an additional $3 million of pre-tax charges primarily relating to relocation expenses in our U.S. & Canada segment. We made approximately $24 million of after-tax cash payments associated with these restructuring charges.
     In the fourth quarter of 2007, we implemented and completed an additional phase of restructuring actions to improve operating efficiencies. In addition to the amounts discussed above, we recorded a pre-tax charge of approximately $4 million in SD&A expenses, primarily related to employee termination costs in Mexico, where an additional 800 positions were eliminated as a result of this phase of the restructuring. Annual cost savings from this restructuring program are approximately $7 million.
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
     Over the course of the FSV Rationalization plan, we incurred a pre-tax asset disposal charge of approximately $25 million, the majority of which was non-cash. The charge included costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we recorded a pre-tax charge of approximately $23 million in 2007, with the remainder being recorded in 2008. This charge is recorded in SD&A expenses.
Tax Audit Settlements
     In 2009, our tax provision was reduced by the reversal of tax reserves, net of noncontrolling interests, of approximately $72 million, from the resolution of tax audits and the expiration of statute of limitations in our international jurisdictions.
     For further information about our tax audit settlements see Note 11 Income Taxes in the Notes to Consolidated Financial Statements.
Tax Law Changes
     In the fourth quarter of 2009, there was a significant tax law change in Mexico which required us to re-measure our deferred tax assets and liabilities resulting in a net provision expense of $72 million. Certain aspects of the tax law change in Mexico are still subject to clarification with the tax authorities and may require that we revise our deferred taxes in the future as new information becomes available. There was also a tax law change in Canada which reduced certain provincial tax rates and which resulted in a tax provision benefit of $7 million.
     During 2007, tax law changes were enacted in Canada and Mexico which required us to re-measure our deferred tax assets and liabilities. The impact of the tax law change in Canada was partially offset by the tax law change in Mexico, decreasing our income tax expense on a net basis. As a result of these changes, net income attributable to Bottling LLC increased approximately $13 million.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS FOR FISCAL YEAR 2009

			% Change
	December 26,	December 27,	Better/
	2009	2008	(Worse)
Net revenues	$13,219	$13,796	(4)%
Gross profit	5,840	6,210	(6)%
Selling, delivery and administrative expenses	4,777	5,171	8%

Operating income
U.S. & Canada	$883	$864	2%
Europe	112	101	11%
Mexico	56	(338)	116%

Total segments	1,051	627	68%
Corporate – net impact of mark-to-market on commodity hedges	12	—	NM

Total operating income	$1,063	$627	70%

Net income attributable to Bottling LLC	$913	$536	70%

NM	—	Not meaningful
     Reported net revenues decreased four percent versus the prior year driven by volume declines and the negative impact from foreign currency translation. This impact was partially offset by increases in rate per case in each of our reportable segments.
     On a currency neutral basis*, net revenues increased one percent and net revenue per case increased four percent versus the prior year, reflecting the solid execution of our revenue and margin management strategy in a challenging economic environment. Reported net revenue per case declined one percent, which includes the negative impact from foreign currency translation of five percentage points.
     Reported gross profit declined six percent versus the prior year, driven by the negative impact of foreign currency translation and volume declines. This impact was partially offset by a two percent increase in gross profit per case on a currency neutral basis, as rate gains from the Company’s global pricing strategy and savings from productivity initiatives more than offset higher raw material costs. Reported gross profit per case declined three percent, which includes the negative impact from foreign currency translation of five percentage points.
     Reported SD&A declined eight percent versus the prior year, driven by lower operating costs due to continued productivity improvements across all segments coupled with the favorable impact of foreign currency translation. Foreign currency translation contributed five percentage points to the decline in SD&A growth.
     Reported operating income increased 70 percent versus the prior year. Items impacting comparability** in the current and prior year contributed 74 percent to the operating income growth for the year. The remaining four percent decrease in operating income growth for the year was impacted by the negative impact of foreign currency translation of four percentage points and volume declines. This impact was partially offset by increases in currency neutral gross profit per case, cost and productivity improvements and the positive impact from acquisitions.
     Net income attributable to Bottling LLC increased 70 percent versus the prior year to $913 million. Items impacting comparability in the current and prior year contributed 70 percentage points to the growth rate for the year. The remaining flat growth for the year was driven by operating income decline, higher interest expense on third party loans and lower interest income generated from loans made to PBG. This was offset by lower taxes and the impact from foreign currency transactional losses which occurred in the prior year.

*	Currency neutral results are calculated using prior year’s exchange rates when calculating foreign currency translation effects.

**	See section entitled Items Affecting Comparability of our Financial Results for further information about these items.

RESULTS OF OPERATIONS BY SEGMENT
     Except where noted, tables and discussion are presented as compared to the prior fiscal year. Growth rates are rounded to the nearest whole percentage.
Volume
     2009 vs. 2008

		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(4)%	(4)%	(8)%	(4)%
Acquisitions	1	1	—	—

Total Volume Change	(3)%	(2) %*	(8)%	(4)%

*	Does not add due to rounding to the whole percent.
     U.S. & Canada
     In our U.S. & Canada segment, base volume, which excludes the impact of acquisitions, decreased four percent for the year due primarily to the macroeconomic factors negatively impacting the liquid refreshment beverage category. Our newly acquired rights to distribute Crush, Rockstar and Muscle Milk in the U.S. contributed three percentage points to our base volume for the year.
     Take-home and cold-drink channels declined by three percent and six percent, respectively, versus last year. The decline in the take-home channel was driven primarily by our small format stores as changes in consumer shopping trends are shifting more of our volume to channels such as supercenters, club and dollar stores due to the economic downturn. Declines in our cold-drink channel were mainly driven by our foodservice channel, including restaurants, travel and leisure, education and workplace, which have been particularly impacted by the economic downturn in the United States.
     Europe
     In our Europe segment, volume declined by eight percent versus the prior year. Soft volume performance reflected the overall weak macroeconomic environment and category softness throughout Europe, driven by double digit declines in Russia.
     Mexico
     In our Mexico segment, volume decreased four percent versus the prior year. Volume declines were driven by difficult macroeconomic conditions and category softness, coupled with pricing actions taken by the Company to drive improved margins across its portfolio.
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

     Mexico
     In our Mexico segment, volume decreased five percent driven by slower economic growth coupled with pricing actions taken by the Company to drive improved margins across its portfolio. This drove single digit declines in our jug water and multi-serve packages, which were partially offset by one percent improvement in our bottled water package.
Net Revenues
     2009 vs. 2008

		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$13,219	$10,315	$1,755	$1,149
2008 Net revenues	$13,796	$10,300	$2,115	$1,381

% Impact of:
Volume	(4)%	(4)%	(8)%	(4)%
Net price impact (rate/mix)	4	3	6	6
Acquisitions	1	1	—	—
Currency translation	(5)	(1)	(16)	(19)

Total Net Revenues Change	(4)%	— %*	(17) %*	(17)%

*	Does not add due to rounding to the whole percent.
     U.S. & Canada
     In our U.S. & Canada segment, net revenues were flat for the year. The results reflect improvements in net pricing, partially offset by volume declines and the negative impact of foreign currency translation. Net revenue per case on a currency neutral basis improved by three percent, driven by rate increases. Reported net revenue per case increased two percent, which includes the negative impact from foreign currency translation of one percentage point.
     Europe
     In our Europe segment, net revenues declined 17 percent, due primarily to the negative impact of foreign currency translation and volume declines. This was offset by growth in net revenue per case on a currency neutral basis of seven percent driven primarily by rate actions and disciplined promotional spending. Europe’s reported net revenue per case declined 10 percent, which includes the negative impact from foreign currency translation of 17 percentage points.
     Mexico
     In our Mexico segment, declines in net revenues of 17 percent reflected the negative impact of foreign currency translation and volume declines, partially offset by improvements in currency neutral net revenue per case. Net revenue per case on a currency neutral basis grew six percent, primarily due to rate increases to drive margin improvement. Mexico’s reported net revenue per case declined 14 percent, which includes a 20 percentage point negative impact from foreign currency translation.

     2008 vs. 2007

		U.S. &
	Worldwide	Canada	Europe	Mexico
2008 Net revenues	$13,796	$10,300	$2,115	$1,381
2007 Net revenues	$13,591	$10,336	$1,872	$1,383

% Impact of:
Volume	(4)%	(4)%	(3)%	(5)%
Net price impact (rate/mix)	5	4	10	6
Currency translation	1	—	6	(1)

Total Net Revenues Change	2%	—%	13%	—%

     U.S. & Canada
     In our U.S. & Canada segment, net revenues were flat versus the prior year driven by net price per case improvement offset by volume declines. The four percent improvement in net price per case was primarily driven by rate increases taken to offset rising raw material costs and to improve profitability in our take-home packages, including our unflavored water business.
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
Operating Income
     2009 vs. 2008

		U.S. &
	Worldwide	Canada	Europe	Mexico	Corporate
2009 Operating income	$1,063	$883	$112	$56	$12
2008 Operating income (loss)	$627	$864	$101	$(338)	$—

% Impact of:
Operating activities	(4)%	(4)%	(12)%	17%	—%
Mark-to-market net impact	2	—	—	—	NM
Impairment charges	63	—	2	125	—
2008 Restructuring actions	8	5	23	(3)	—
2007 Restructuring actions	1	1	—	—	—
Asset disposal charges	—	—	—	—	—
Acquisitions	3	2	14	—	—
Currency translation	(4)	(1)	(17)	(23)	—

Total operating income change	70%*	2%*	11%*	116%	NM	%

*		Does not add due to rounding to the whole percent.

NM	—	Not meaningful
     U.S. & Canada
     In our U.S. & Canada segment, operating income increased two percent versus the prior year, driven by the favorable impact of acquisitions and items impacting comparability listed above, partially offset by a decline in operating activities. Decreases in operating activities were driven by volume declines, partially offset by an improvement in gross profit per case and cost and productivity savings.

     Reported gross profit per case increased one percent, which includes the negative impact from foreign currency translation of one percentage point for the year. Gross profit per case on a currency neutral basis increased two percent for the year driven by growth in net revenue per case and savings from productivity initiatives, which more than offset higher raw material costs.
     SD&A improved two percent for the year. The decrease in SD&A expenses for the year reflects lower costs resulting from productivity initiatives and volume declines coupled with a favorable impact from foreign currency translation of one percentage point, partially offset by higher pension and employee related costs.
     Europe
     In our Europe segment, operating income increased 11 percent driven primarily by the impact of restructuring and other charges taken in the prior year and additional income from our newly acquired equity investment in Russia, partially offset by decreases in volume and the negative impact of foreign currency.
     Reported gross profit per case in Europe declined 14 percent for the year, which includes the negative impact from foreign currency translation of 15 percentage points. Gross profit per case on a currency neutral basis increased one percent driven by strong rate increases which offset higher raw material costs resulting from the foreign currency transactional impact for U.S. dollar denominated purchases.
     SD&A in Europe improved 24 percent for the year, which includes a benefit from foreign currency translation of 13 percentage points. The remaining improvement in SD&A was driven by volume declines, restructuring and other customer related charges taken in the prior year, lower costs resulting from productivity initiatives throughout Europe and income generated from our equity investment in Russia.
     Mexico
     In our Mexico segment, operating income increased 116 percent versus the prior year. Impairment and restructuring charges contributed 122 percent to the growth, which was partially offset by foreign currency translation of 23 percent. The remaining 17 percent of growth for the year was driven primarily by improved pricing actions and lower costs resulting from productivity initiatives.
     Reported gross profit per case declined 15 percent for the year, which includes the negative impact from foreign currency translation of 19 percentage points. Gross profit per case on a currency neutral basis increased four percent, reflecting solid margin management and cost savings from productivity initiatives, which offset rising raw material costs. Higher raw material costs were driven by the negative impact of foreign currency transactional costs resulting from U.S. dollar denominated purchases.
     SD&A improved 18 percent for the year, which includes an 18 percentage point benefit from foreign currency translation. Restructuring charges increased SD&A by two percentage points. The remaining decrease in SD&A growth was driven by improved route and cost productivity initiatives.
     Corporate
     Corporate reflects a net gain of $12 million for the year related to the mark-to-market of commodity derivatives used to hedge against price changes associated with certain commodities utilized primarily in our U.S. and Canada production processes. The Company did not have any comparable mark-to-market commodity derivative activity in prior years.
     2008 vs. 2007

		U.S. &
	Worldwide	Canada	Europe	Mexico
2008 Operating income (loss)	$627	$864	$101	$(338)
2007 Operating income	$1,054	$876	$106	$72

% Impact of:
Operating activities	1%	1%	2%	(3)%
Impairment charges	(39)	—	(3)	(571)
2008 Restructuring charges	(8)	(6)	(25)	(4)
2007 Restructuring charges	3	2	8	4
Asset disposal charges	2	2	—	—
Currency translation	1	—	12	2

Total Operating Income Change	(41) %*	(1)%	(5) %*	(572)%

*	Does not add due to rounding to the whole percent.

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
     Gross profit per case improved two percent versus the prior year in our U.S. & Canada segment. This includes growth in net revenue per case, which was partially offset by a six percent increase in cost of sales per case. Growth in cost of sales per case includes higher concentrate, sweetener and packaging costs.
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
     Gross profit per case improved six percent versus the prior year driven by improvements in net revenue per case, as we continue to improve our segment profitability in our jug water and multi-serve packages. Cost of sales per case in Mexico increased five percent due primarily to rising packaging costs.
     SD&A remained flat versus the prior year driven by lower volume and reduced operating costs as we focus on route productivity, partially offset by cost inflation.
Interest Expense
     2009 vs. 2008
     Interest expense increased by $11 million largely due to higher debt levels, proceeds of which were utilized to fund our acquisitions, coupled with the pre-funding of our $1.3 billion debt that matured in February 2009.
     2008 vs. 2007
     Interest expense increased by $12 million largely due to higher average debt balances throughout the year and our treasury rate locks that were settled in the fourth quarter. These increases were partially offset by lower effective interest rates from interest rate swaps which convert our fixed-rate debt to variable-rate debt.
Interest Income
     2009 vs. 2008
     Interest income decreased by $54 million largely due to lower effective interest rates on loans made to PBG.

     2008 vs. 2007
     Interest income decreased by $60 million largely due to lower effective interest rates on loans made to PBG.
Other Non-Operating (Income) Expenses, net
     2009 vs. 2008
     Other net non-operating income was $4 million in 2009 as compared to $24 million of net non-operating expenses in 2008 reflecting the transactional impact of U.S. dollar and euro purchases in Mexico and Europe. The positive change versus the prior year reflects the stabilization of the Mexican peso and Russian ruble during 2009.
     2008 vs. 2007
     Other net non-operating expenses were $24 million in 2008 as compared to $5 million of net non-operating income in 2007. Foreign currency transactional losses in 2008 resulted primarily from our U.S. dollar and euro purchases in Mexico and Russia, reflecting the impact of the weakening peso and ruble during the second half of 2008.
Net Income Attributable to Noncontrolling Interests
     2009 vs. 2008
     Net income attributable to noncontrolling interests primarily reflects PepsiCo’s 40 percent ownership in the PR Beverages venture in Russia. The $9 million increase versus the prior year was primarily driven by higher income generated by the PR Beverages venture.
     2008 vs. 2007
     The $4 million decrease versus the prior year was primarily driven by lower income generated by the PR Beverages venture.
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
     2009 vs. 2008
     Our effective tax rate was a benefit of 2.8 percent in 2009 and a benefit of 7.4 percent in 2008. The change in our effective tax rate is due primarily to the year-over-year comparability associated with the following:
     During 2009, our tax provision was reduced by $75 million due to the reversal of tax reserves from the resolution of tax audits in our international jurisdictions, for an effective tax rate benefit of approximately 8.1 percentage points.
     In the fourth quarter, we reversed approximately $39 million of valuation allowances on some of our deferred tax assets as we anticipate receiving future benefit from those tax assets, which decreased our effective tax rate by approximately 4.2 percentage points.
     Also in the fourth quarter of 2009, there was a significant tax law change in Mexico which required us to re-measure our deferred tax assets and liabilities resulting in a net provision expense of $72 million. Certain aspects of the tax law change in Mexico are still subject to clarification with the tax authorities and may require that we revise our deferred taxes in the future as new information becomes available. There was also a tax law change in Canada which reduced certain provincial tax rates and which resulted in a tax provision benefit of $7 million. The net effect of these law changes increased our effective tax rate by approximately 7.1 percentage points.
     Our effective tax rate was also favorably impacted in 2009 by lower carrying charges on tax reserves as well as tax planning strategies.
     In 2008, we had impairment charges primarily related to Mexico as well as restructuring charges which resulted in a tax provision benefit of $115 million. The net impact of these items decreased our effective tax rate by 14.8 percentage points.

     2008 vs. 2007
     Our effective tax rate was a benefit of 7.4 percent in 2008 and an expense of 2.6 percent in 2007, respectively. The decrease in our effective tax rate is due primarily to the year-over-year comparability associated with the following:
     In 2008, we had impairment charges primarily related to Mexico as well as restructuring charges which resulted in a tax provision benefit of $115 million. The net impact of these items decreased our effective tax rate by 14.8 percentage points.
     In 2007, we had tax law changes that reduced our deferred income tax provision by $13 million, coupled with valuation allowance reversals of $11 million. These items decreased our effective tax rate by 2.4 percentage points.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
     2009 vs. 2008
     Bottling LLC generated $1,355 million of net cash from operations, a decrease of $118 million from 2008. The decrease in net cash provided by operations was driven primarily by an increase in pension contributions offset by timing of note receivable interest payments from PBG and disbursements, net of collections primarily related to promotional activities.
     Net cash used for investments was $469 million, a decrease of $1,074 million from 2008. The decrease in cash used for investments primarily reflects $742 million of payments made in 2008 associated with our investment in JSC Lebedyansky (“Lebedyansky”), lower net issuances of notes receivable from PBG and lower capital expenditures and acquisition spending in 2009. This was partially offset by lower proceeds from the collection of notes receivable from PBG in 2009 and by a loan made to our noncontrolled affiliate, which was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us.
     Net cash used for financing activities was $961 million, an increase of $1,415 million as compared to a source of cash of $454 million in 2008. The decrease in cash from financing activities primarily reflects the repayment of our $1.3 billion bond maturing in February 2009. In addition, in 2008, the Company issued $1.3 billion in senior notes to partially pre-fund the 2009 bond maturity and received $308 million of cash from PepsiCo for their proportional share in the acquisitions by PR Beverages. This was partially offset by the issuance of a $750 million bond in 2009 and lower distributions and short-term borrowings in 2009.
     2008 vs. 2007
     Bottling LLC generated $1,473 million of net cash from operations, a decrease of $505 million from 2007. The decrease in net cash provided by operations was driven primarily by lower interest income received from PBG, timing of accounts payable disbursements and higher payments related to promotional activities.
     Net cash used for investments was $1,543 million, a decrease of $73 million from 2007. The decrease in cash used for investments primarily reflects $1,027 million of proceeds from collection of notes receivable from PBG and lower capital expenditures, partially offset by $742 million of payments associated with our investment in Lebedyansky, and payments for acquisitions.
     Net cash provided by financing activities was $454 million, an increase of $826 million as compared to a use of cash of $372 million in 2007. The increase in cash from financing primarily reflects proceeds from the issuance of $1.3 billion in senior notes to partially pre-fund the February 2009 bond maturity of $1.3 billion. Also reflected in financing activities was $308 million of cash received from PepsiCo for their proportional share in the acquisitions by PR Beverages. These increases were partially offset by higher distributions to Bottling LLC’s owners.
Capital Expenditures
     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital expenditures included in our cash flows from investing activities totaled $556 million, $755 million and $854 million during 2009, 2008 and 2007, respectively. Capital expenditures decreased $199 million in 2009 due to our disciplined approach to capital spending.
Liquidity and Capital Resources
     Our principal sources of cash include cash from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions and working capital requirements. Our liquidity remains healthy and management does not expect that it will be materially impacted in the near-future.

     Acquisitions and Investments
     During 2009, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas, as well as a Pepsi-Cola franchise bottler serving northeastern Massachusetts. The total cost of these acquisitions during 2009 was approximately $92 million.
     During 2009, we acquired distribution rights for certain energy drinks in the United States and Canada and protein-enhanced functional beverages in the United States. In addition, we acquired rights to manufacture and distribute Crush in portions of the United States. The total cost of these distribution and franchise rights during 2009 was approximately $40 million, of which $20 million will be paid over the next four years.
     During 2008, we completed a joint acquisition with PepsiCo of Russia’s leading branded juice company Lebedyansky for approximately $1.8 billion. Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We have recorded an equity investment for PR Beverages’ share in Lebedyansky and a noncontrolling interest for PepsiCo’s proportional contribution to PR Beverages relating to Lebedyansky. As a result of PepsiCo’s 40 percent ownership of PR Beverages, PepsiCo and Bottling LLC have acquired a 75 percent and 25 percent economic stake in Lebedyansky, respectively.
     Also during 2008, we acquired a Pepsi-Cola franchise bottler serving portions of Colorado, Arizona and New Mexico and a company that will manufacture various Pepsi products in Siberia and Eastern Russia. The total cost of acquisitions during 2008 was approximately $257 million. Additionally, PBG acquired a Pepsi-Cola franchise bottler serving certain New York counties in whole or in part. This Pepsi-Cola franchise bottler was subsequently contributed to Bottling LLC.
     Long-Term Debt Activities
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
     During the fourth quarter of 2008, we issued $1.3 billion in senior notes with a coupon rate of 6.95 percent, maturing in 2014. A portion of the proceeds of this debt was used to finance acquisitions and repay PBG’s short-term commercial paper debt.
     Short-Term Debt Activities
     As of year-end 2009, we had available short-term bank credit lines of approximately $892 million, of which the majority was uncommitted. These lines were primarily used to support the general operating needs of our international locations. As of December 26, 2009, we had $188 million outstanding under these lines of credit at a weighted-average interest rate of 3.1 percent. As of year-end 2008, we had available short-term bank credit lines of approximately $772 million, of which $103 million was outstanding at a weighted-average interest rate of 10.0 percent.
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2009, borrowings from our line of credit facilities peaked at $245 million, reflecting payments for working capital requirements.
     Debt Covenants and Credit Ratings
     Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our senior notes have financial covenants. These covenants are not, and it is not anticipated that they will become restrictive to our liquidity or capital resources. We are in compliance with all debt covenants. For a discussion of our covenants, see Note 7 Short-Term Borrowings and Long-Term Debt in the Notes to Consolidated Financial Statements.
     Our credit ratings are periodically reviewed by rating agencies. Currently our long-term ratings from Moody’s and Standard and Poor’s are A2 and A, respectively. Changes in our operating results or financial position could impact the ratings assigned by the various agencies resulting in higher or lower borrowing costs.
     Pensions
     During 2010, we expect to contribute $158 million to fund PBG’s U.S. pension and postretirement plans. For further information about our pension and postretirement plan funding see section entitled “Pension and Postretirement Medical Benefit Plans” in our Critical Accounting Policies.

Contractual Obligations
     The following table summarizes our contractual obligations as of December 26, 2009:

		Payments Due by Period
Contractual Obligations	Total	2010	2011- 2012	2013- 2014	2015 and beyond
Long-term debt obligations(1)	$4,515	$7	$1,008	$1,700	$1,800
Capital lease obligations(2)	28	8	13	5	2
Operating leases(2)	250	56	62	31	101
Interest obligations(3)	1,301	217	499	341	244
Purchase obligations:
Raw material obligations(4)	408	387	21	—	—
Capital expenditure obligations(5)	50	50	—	—	—
Other obligations(6)	224	127	62	13	22
Other long-term liabilities(7)	35	8	14	8	5

	$6,811	$860	$1,679	$2,098	$2,174

(1)	See Note 7 Short-Term Borrowings and Long-Term Debt in the Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2)	Capital lease obligation balances include imputed interest. See Note 8 Leases in the Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to existing swap agreements. We have estimated our variable interest payment obligations by using the interest rate forward curve where practical. Given uncertainties in future interest rates we have not included the beneficial impact of interest rate swaps after the year 2010.

(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.

(5)	Represents legally binding commitments to suppliers under capital expenditure related contracts or purchase orders.

(6)	Represents legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities, price arrangements and timing of payments. If applicable, penalty, notice, or minimum purchase amount is used in the calculation. Balances also include non-cancelable customer contracts for sports marketing arrangements.

(7)	Primarily represents non-compete contracts and future payment obligations related to distribution rights that resulted from various acquisitions. The non-current portion of unrecognized tax benefits recorded on the balance sheet as of December 26, 2009 is not included in the table. There was no current portion of unrecognized tax benefits as of December 26, 2009. For additional information about our income taxes see Note 11 Income Taxes in the Notes to Consolidated Financial Statements.
     This table excludes our pension and postretirement liabilities recorded on the balance sheet. For a discussion of our future pension contributions, as well as expected pension and postretirement benefit payments see Note 10 Pension and Postretirement Medical Benefit Plans in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
     For information about our off-balance sheet arrangements see Note 13 Related Party Transactions in the Notes to Consolidated Financial Statements regarding certain guarantees we made to our parent, PBG.
MARKET RISKS AND CAUTIONARY STATEMENTS
Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include changes in the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements impacting our non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate. We regularly assess these risks and have strategies in place to reduce the adverse effects of these exposures.
     Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. We monitor our counterparty credit risk on an ongoing basis. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 9 Financial Instruments and Risk Management in the Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.
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
     Commodity Price Risk
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive business environment in which we operate. We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2010 and 2011, which establish our purchase prices within defined ranges. We estimate that a 10 percent decrease in commodity prices with all other variables held constant would have resulted in a change in the fair value of our financial instruments of $48 million and $14 million at December 26, 2009 and December 27, 2008, respectively.
     Interest Rate Risk
     Interest rate risk is inherent to both fixed-rate and floating-rate debt. We effectively converted $1.25 billion of our senior notes to floating-rate debt through the use of interest rate swaps. Changes in interest rates on our interest rate swaps and other variable debt would change our interest expense. We estimate that a 50 basis point increase in interest rates on our variable rate debt and cash equivalents, with all other variables held constant, would have resulted in an increase to net interest expense of $4 million and $1 million in fiscal years 2009 and 2008, respectively.
     Foreign Currency Exchange Rate Risk
     In 2009, approximately 30 percent of our net revenues were generated from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, financial condition and cash flows. The overall risks to our international businesses include changes in foreign governmental policies and other social, political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of our foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.
     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations have been reinvested locally. We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in these international territories. A 10 percent weaker U.S. dollar against the applicable foreign currency, with all other variables held constant, would result in a change in the fair value of these contracts of $16 million and $5 million at December 26, 2009 and December 27, 2008, respectively.
     In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. A 10 percent weaker U.S. dollar versus the Mexican peso, with all other variables held constant, would result in a change of $4 million in the fair value of these contracts at December 26, 2009 and December 27, 2008.

     Unfunded Deferred Compensation Liability
     Our unfunded deferred compensation liability is subject to changes in PBG’s stock price, as well as price changes in certain other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. Therefore, changes in compensation expense as a result of changes in PBG’s stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10 percent unfavorable change in PBG’s year-end stock price would have reduced the fair value from these forward contract commitments by $2 million and $1 million at December 26, 2009 and December 27, 2008, respectively.
Cautionary Statements
     Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	risk associated with PBG’s pending merger with PepsiCo, including satisfaction of certain conditions of the pending merger, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption of our sales and operations or any impact on our relationships with third parties as a result of the pending merger;
•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG and Bottling LLC, representation on PBG’s Board and approval rights under our Master Bottling Agreement;
•	material changes in expected levels of bottler incentive payments from PepsiCo;
•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
•	material changes from expectations in the cost or availability of ingredients, packaging materials, other raw materials or energy, including changes resulting from restrictions on our suppliers required by PepsiCo;
•	limitations on the availability of water or obtaining water rights;
•	an inability to achieve strategic business plan targets;
•	an inability to achieve cost savings;
•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
•	decreased demand for our product resulting from changes in consumers’ preferences;
•	an inability to achieve volume growth through product and packaging initiatives;
•	impact of competitive activities on our business;
•	impact of customer consolidations on our business;
•	unfavorable weather conditions in our markets;
•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;
•	loss of business from a significant customer;
•	loss of key members of management;
•	failure or inability to comply with laws and regulations;
•	litigation, other claims and negative publicity relating to alleged unhealthy properties or environmental impact of our products;
•	changes in laws and regulations governing the manufacture and sale of food and beverages (including taxes on sweetened beverages), the environment, transportation, employee safety, labor and government contracts;
•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);
•	an increase in costs of pension, medical and other employee benefit costs;
•	unfavorable market performance of assets in PBG’s pension plans or material changes in key assumptions used to calculate the liability of PBG’s pension plans, such as discount rate;
•	unforeseen social, economic and political changes;
•	possible recalls of our products;
•	interruptions of operations due to labor disagreements;
•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;
•	changes in our debt ratings, an increase in financing costs or limitations on our ability to obtain credit; and
•	material changes in expected interest and currency exchange rates.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Bottling Group, LLC
Consolidated Statements of Operations
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions

	2009	2008	2007
Net Revenues	$13,219	$13,796	$13,591
Cost of sales	7,379	7,586	7,370

Gross Profit	5,840	6,210	6,221
Selling, delivery and administrative expenses	4,777	5,171	5,167
Impairment charges	—	412	—

Operating Income	1,063	627	1,054
Interest expense	255	244	232
Interest income	108	162	222
Other non-operating (income) expenses, net	(4)	24	(5)

Income Before Income Taxes	920	521	1,049
Income tax (benefit) expense	(26)	(39)	27

Net Income	946	560	1,022
Net income attributable to noncontrolling interests	33	24	28

Net Income Attributable to Bottling LLC	$913	$536	$994

See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Statements of Cash Flows
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions

	2009	2008	2007
Cash Flows—Operations
Net income	$946	$560	$1,022
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	636	672	668
Deferred income taxes	(12)	(87)	(8)
Share-based compensation	58	56	61
Impairment charges	—	412	—
Defined benefit pension and postretirement expenses	98	114	121
Net other non-cash charges and credits	55	95	78
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(67)	40	(110)
Inventories	(46)	3	(19)
Prepaid expenses and other current assets	10	(96)	116
Accounts payable and other current liabilities	38	(136)	187
Income taxes payable	(51)	18	5

Net change in operating working capital	(116)	(171)	179
Pension contributions to funded plans	(229)	(85)	(70)
Other operating activities, net	(81)	(93)	(73)

Net Cash Provided by Operations	1,355	1,473	1,978

Cash Flows—Investments
Capital expenditures	(556)	(755)	(854)
Acquisitions, net of cash acquired	(112)	(257)	(49)
Investments in noncontrolled affiliates	(2)	(742)	—
Proceeds from sale of property, plant and equipment	15	24	14
Increase in notes receivable from PBG, net	(173)	(839)	(733)
Proceeds from collection of notes receivable from PBG	418	1,027	—
Issuance of note receivable from noncontrolled affiliate	(92)	—	—
Repayments of note receivable from noncontrolled affiliate	28	—	—
Other investing activities, net	5	(1)	6

Net Cash Used for Investments	(469)	(1,543)	(1,616)

Cash Flows—Financing
Short-term borrowings, net—three months or less	66	(58)	(40)
Proceeds from short-term borrowings—more than three months	—	117	167
Payments of short-term borrowings—more than three months	—	(91)	(211)
Proceeds from issuances of long-term debt	741	1,290	24
Payments of long-term debt	(1,330)	(9)	(41)
Contributions from noncontrolling interest holder	33	308	—
Distributions to owners	(463)	(1,102)	(271)
Other financing activities, net	(8)	(1)	—

Net Cash (Used for) Provided by Financing	(961)	454	(372)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	16	(57)	28

Net (Decrease) Increase in Cash and Cash Equivalents	(59)	327	18
Cash and Cash Equivalents—Beginning of Year	786	459	441

Cash and Cash Equivalents—End of Year	$727	$786	$459

See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Balance Sheets
December 26, 2009 and December 27, 2008
in millions

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$727	$786
Accounts receivable, net	1,491	1,371
Inventories	600	528
Prepaid expenses and other current assets	398	337

Total Current Assets	3,216	3,022

Property, plant and equipment, net	3,887	3,869
Other intangible assets, net	3,941	3,751
Goodwill	1,506	1,434
Investments in noncontrolled affiliates	627	619
Notes receivable from PBG	3,447	3,692
Other assets	158	108

Total Assets	$16,782	$16,495

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,597	$1,529
Short-term borrowings	188	103
Current maturities of long-term debt	15	1,305

Total Current Liabilities	1,800	2,937

Long-term debt	4,454	3,789
Other liabilities	929	1,284
Deferred income taxes	313	279

Total Liabilities	7,496	8,289

Equity
Owners’ net investment	9,412	8,907
Accumulated other comprehensive loss	(879)	(1,373)

Total Bottling LLC Owners’ Equity	8,533	7,534
Noncontrolling interests	753	672

Total Equity	9,286	8,206

Total Liabilities and Equity	$16,782	$16,495

See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Statements of Changes in Equity
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions

		Accumulated	Total
		Other	Bottling
	Owners’	Compre-	LLC	Noncon-		Compre-
	Net	hensive	Owners’	trolling	Total	hensive
	Investment	Loss	Equity	Interests	Equity	Income (Loss)
Balance at December 30, 2006	$8,681	$(589)	$8,092	$18	$8,110
Comprehensive income:
Net income	994	—	994	28	1,022	$1,022
Net currency translation adjustment	—	235	235	—	235	235
Cash flow hedge adjustment, net of tax of $2	—	2	2	—	2	2
Pension and postretirement medical benefit plans adjustment, net of tax of $(3)	—	163	163	—	163	163

Total comprehensive income						$1,422

Impact from the adoption of new income tax standard	(45)	—	(45)	—	(45)
Cash distributions to owners	(271)	—	(271)	—	(271)
Contributions from owners	—	—	—	333	333
Share-based compensation	59	—	59	—	59

Balance at December 29, 2007	9,418	(189)	9,229	379	9,608
Comprehensive income (loss):
Net income	536	—	536	24	560	$560
Net currency translation adjustment	—	(593)	(593)	(70)	(663)	(663)
Cash flow hedge adjustment, net of tax of $(3)	—	(64)	(64)	—	(64)	(64)
Pension and postretirement medical benefit plans adjustment, net of tax of $2	—	(562)	(562)	—	(562)	(562)

Total comprehensive loss						$(729)

Pension and postretirement measurement date adjustment	(27)	35	8	—	8
Cash distributions to owners	(1,102)	—	(1,102)	—	(1,102)
Contributions from owners	26	—	26	339	365
Share-based compensation	56	—	56	—	56

Balance at December 27, 2008	8,907	(1,373)	7,534	672	8,206
Comprehensive income:
Net income	913	—	913	33	946	$946
Net currency translation adjustment	—	171	171	(8)	163	163
Cash flow hedge adjustment, net of tax of $1	—	114	114	—	114	114
Pension and postretirement medical benefit plans adjustment, net of tax of $(2)	—	209	209	—	209	209

Total comprehensive income						$1,432

Tax benefit – equity awards	1	—	1	—	1
Withholding tax — equity awards	(7)	—	(7)	—	(7)
Cash distributions to owners	(463)	—	(463)	—	(463)
Contributions from owner	7	—	7	—	7
Contributions from noncontrolling interest holder	—	—	—	56	56
Share-based compensation	54	—	54	—	54

Balance at December 26, 2009	$9,412	$(879)	$8,533	$753	$9,286

See accompanying notes to Consolidated Financial Statements.

Bottling Group, LLC
Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions

	2009	2008	2007
Net income	$946	$560	$1,022
Net currency translation adjustment	163	(663)	235
Cash flow hedge adjustment, net of tax	114	(64)	2
Pension and postretirement medical benefit plans adjustment, net of tax	209	(562)	163

Comprehensive income (loss)	1,432	(729)	1,422
Less: Comprehensive income (loss) attributable to noncontrolling interests	25	(46)	28

Comprehensive income (loss) attributable to Bottling LLC	$1,407	$(683)	$1,394

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
     In conjunction with PBG’s initial public offering and other subsequent transactions, PBG and PepsiCo, Inc. (“PepsiCo”) contributed bottling businesses and assets used in the bottling businesses to Bottling LLC. As a result of the contribution of these assets, PBG owns 93.4 percent of Bottling LLC and PepsiCo owns the remaining 6.6 percent as of December 26, 2009. PepsiCo also owns 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations, which was formed on March 1, 2007.
     On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of PBG’s shareholders held on February 17, 2010, the shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.
Note 2—Summary of Significant Accounting Policies
     The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) often requires management to make judgments, estimates and assumptions that affect the reported amounts included in our Consolidated Financial Statements and related disclosures. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates. In preparation of these financial statements, we have evaluated and assessed all events occurring subsequent to December 26, 2009 and through February 22, 2010, which is the date our financial statements were issued.
     Basis of Consolidation — We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Noncontrolling interests in earnings and ownership has been recorded for the percentage of these entities not owned by Bottling LLC. In addition, we use the equity method of accounting to recognize investments in and income from entities where we have significant influence, but do not have a controlling financial interest. We have eliminated all intercompany accounts and transactions in consolidation.
     Fiscal Year — Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Fiscal years 2009, 2008 and 2007 consisted of 52 weeks. Our remaining countries report on a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December
     Revenue Recognition — Revenue, net of sales returns, is recognized when our products are delivered to customers in accordance with the written sales terms. We offer certain sales incentives on a local and national level through various customer trade agreements designed to enhance the growth of our revenue, market share and consumer brand awareness. Customer trade agreements are accounted for as a reduction to our revenues.
     Customer trade agreements with our customers include payments for in-store displays, volume rebates, equipment placements, featured advertising and other growth incentives. A number of our customer trade agreements are based on quarterly and annual targets that generally do not exceed one year. Amounts recognized in our financial statements are based on amounts estimated to be paid to our customers depending upon current performance, historical experience, actual and forecasted volume and other performance criteria.

     Advertising and Marketing Costs — We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative (“SD&A”) expenses. Advertising and marketing costs were $360 million, $437 million and $424 million in 2009, 2008 and 2007, respectively, before bottler incentives received from PepsiCo and other brand owners.
     Bottler Incentives — PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:
•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an offset to the cost of the program either in net revenues or SD&A expenses.

•	Advertising support represents agreed-upon funding to assist us with the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within SD&A expenses.
     Total bottler incentives recognized as adjustments to net revenues, cost of sales and SD&A expenses in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2009	2008	2007
Net revenues	$100	$93	$66
Cost of sales	539	586	626
Selling, delivery and administrative expenses	47	57	67

Total bottler incentives	$686	$736	$759

     Share-Based Compensation — The Company grants a combination of PBG stock option awards and PBG restricted stock units to our middle and senior management. See Note 3 for further discussion on our share-based compensation.
     Shipping and Handling Costs — Our shipping and handling costs reported in the Consolidated Statements of Operations are recorded primarily within SD&A expenses. Such costs recorded within SD&A expenses totaled $1.7 billion in 2009, 2008 and 2007.
     Foreign Currency Gains and Losses and Currency Translation — We translate the balance sheets of our foreign subsidiaries at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are included in accumulated other comprehensive loss (“AOCL”), net of noncontrolling interests in our Consolidated Balance Sheets. Transactional gains and losses on our financial assets and liabilities arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency are included in other non-operating (income) expenses, net in our Consolidated Statements of Operations.
     Pension and Postretirement Medical Benefit Plans — We participate in PBG sponsored pension and other postretirement medical benefit plans in various forms in the U.S. and other similar plans in our international locations, covering employees who meet specified eligibility requirements.
     Based on new pension accounting rules, we began to recognize the overfunded or underfunded status of each of the pension and other postretirement plans beginning on December 30, 2006. In addition, on December 30, 2007, we changed our measurement date to the year-end balance sheet date for our plan assets, liabilities and expenses. For fiscal years ended 2007 and prior, the majority of the pension and other postretirement plans used a September 30 measurement date and all plan assets and obligations were generally reported as of that date. As part of measuring the plan assets and benefit obligations on December 30, 2007, we adjusted our opening balances of owners’ net investment and AOCL for the change in net periodic benefit cost and fair value, respectively, from the previously used September 30 measurement date. The adoption of the measurement date provisions resulted in a net decrease in the pension and other postretirement medical benefit plans liability of $9 million, a net decrease in owners’ net investment of $27 million and a net decrease in AOCL of $35 million. There was no impact on our results of operations.

     The determination of pension and postretirement medical benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefit obligations. Significant assumptions include discount rate; expected rate of return on plan assets; certain employee-related factors such as retirement age, mortality, and turnover; rate of salary increases for plans where benefits are based on earnings; and for retiree medical plans, health care cost trend rates. We evaluate these assumptions on an annual basis at each measurement date based upon historical experience of the plans and management’s best judgment regarding future expectations.
     Differences between the assumed rate of return and actual return on plan assets are deferred in AOCL in equity and amortized to earnings utilizing the market-related value method. Under this method, differences between the assumed rate of return and actual rate of return from any one year will be recognized over a five-year period in the market-related value.
     Differences between assumed and actual returns on plan assets and other gains and losses resulting from changes in actuarial assumptions are determined at each measurement date and deferred in AOCL in equity. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or the market-related value of plan assets, such amount is amortized to earnings over the average remaining service period of active participants.
     The cost or benefit from benefit plan changes is also deferred in AOCL in equity and amortized to earnings on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
     See Note 10 Pension and Postretirement Medical Benefit Plans for further discussion on pension and postretirement medical benefit plans.
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
     Effective fiscal year 2007, we adopted the new income tax standard and began to recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position. The impact of adopting this standard was recorded by adjusting the opening balance of owners’ net investment.
     Significant management judgment is required in evaluating our tax positions and in determining our effective tax rate.
     See Note 11 Income Taxes for further discussion on our income taxes.
     Cash and Cash Equivalents — Cash and cash equivalents include all highly liquid investments with original maturities not exceeding three months at the time of purchase. The fair value of our cash and cash equivalents approximates the amounts shown on our Consolidated Balance Sheets due to their short-term nature.
     Allowance for Doubtful Accounts — A portion of our accounts receivable will not be collected due to non-payment, bankruptcies and sales returns. We reserve an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.
     Inventories — We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed using the average cost method.
     Property, Plant and Equipment — We record property, plant and equipment (“PP&E”) at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.

     We depreciate PP&E on a straight-line basis over the estimated lives as follows:

Buildings and improvements	20-33 years
Manufacturing and distribution equipment	2-15 years
Marketing equipment	2-7 years
     Other Intangible Assets, net and Goodwill — Intangible assets with indefinite useful lives and goodwill are not amortized; however, they are evaluated for impairment at least annually, or more frequently if facts and circumstances indicate that the assets may be impaired.
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
     See Note 5 Other Intangible Assets, net and Goodwill for further discussion on our goodwill and other intangible assets.
     Noncontrolling Interests — Noncontrolling interests are recorded for the entities that we consolidate but are not wholly owned by Bottling LLC. Noncontrolling interest recorded in our Consolidated Financial Statements is primarily comprised of PepsiCo’s share of the consolidated net income and net assets of the PR Beverages venture. At December 26, 2009, PepsiCo owned 40 percent of the PR Beverages venture.
     Financial Instruments and Risk Management —All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives are not designated as hedging instruments and are used as “economic hedges” to manage certain risks in our business.
     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument is deferred in AOCL until the underlying hedged item is recognized in earnings. The derivative gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. For derivatives that receive fair value hedge treatment, we recognize the change in fair value for both the derivative and hedged item currently in earnings.
     Derivative instruments that are not designated as hedging instruments, but are used as economic hedges to manage certain risks in our business, are marked-to-market on a periodic basis and recognized currently in earnings consistent with the expense classification of the underlying hedged item.
     Commitments and Contingencies — We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.
New Accounting Standards
     Accounting Codification
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification Update No. 2009-01 (“ASU No. 2009-1”), “Topic 105 — Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The guidance also explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard became effective in the fourth quarter of 2009 and required the Company to update all GAAP references to refer to the new Codification topics where applicable.

     Variable Interest Entity
     In June 2009, the FASB issued an accounting standard on variable interest entities, which was incorporated into the Consolidation topic of the Codification, to address the elimination of the concept of a qualifying special purpose entity. This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The standard will become effective in the first quarter of 2010. We do not expect that this standard will have a material impact on our Consolidated Financial Statements.
     Postretirement Benefit Plan Disclosure
     In December 2008, the FASB issued an accounting standard enhancing employer’s disclosures about postretirement benefit plan assets, which was incorporated into the Codification topic Compensation — Retirement Benefits. This new standard requires companies to disclose information about the fair value measurement of plan assets. The standard became effective in the fourth quarter of 2009. See Note 10 Pension and Postretirement Medical Benefit Plans for further information.
     Derivative Instruments and Hedging Activity
     In March 2008, the FASB issued an accounting standard, which was incorporated into the Derivatives and Hedging topic of the Codification, requiring enhanced disclosure for derivative and hedging activities. The standard became effective in the first quarter of 2009. See Note 9 Financial Instruments and Risk Management for the required disclosures.
     Business Combinations
     In December 2007, the FASB issued an accounting standard which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The standard, which was incorporated into the Business Combinations topic of the Codification, became effective in 2009 and did not have a material impact on our Consolidated Financial Statements.
     Noncontrolling Interests
     In December 2007, the FASB issued an accounting standard on noncontrolling interests which addresses the accounting and reporting framework for noncontrolling interests by a parent company. The standard, which was incorporated into the Consolidation topic of the Codification, also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The standard became effective in the first quarter of 2009 and required that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. In addition, it requires reporting noncontrolling interests as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statements of Operations. We have retrospectively applied the presentation to our prior year balances in our Consolidated Financial Statements.
Note 3—Share-Based Compensation
Accounting for Share-Based Compensation
     Effective January 1, 2006, the Company began recognizing compensation expense for equity awards over the vesting period based on their grant-date fair value. The Company uses the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.
     Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on our historical experience and future expectations.
     Total share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended 2009, 2008 and 2007 was $58 million, $56 million and $61 million, respectively.

Share-Based Long-Term Incentive Compensation Plans
     We grant a mix of PBG stock options and PBG restricted stock units to middle and senior management employees under PBG’s incentive plans.
     Shares of PBG stock available for future issuance to Bottling LLC’s employees under existing plans were 9.4 million at December 26, 2009.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted-average assumptions for options granted during years ended December 26, 2009, December 27, 2008 and December 29, 2007:

	2009	2008	2007
Risk-free interest rate	2.2%	2.8%	4.5%
Expected term (in years)	5.3	5.3	5.6
Expected volatility	30%	24%	25%
Expected dividend yield	2.8%	2.0%	1.8%
     The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term. The expected term of the options represents the estimated period of time employees will retain their vested stocks until exercise. Due to the lack of historical experience in stock option exercises, we estimate expected term utilizing a combination of the simplified method and historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of PBG’s stock and the implied volatility of its traded options. The expected dividend yield is management’s long-term estimate of PBG’s annual dividends to be paid as a percentage of share price.
     The fair value of restricted stock units is based on the fair value of PBG stock on the date of grant.
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price over the exercise price of the options. Additionally, we receive a tax deduction for certain restricted stock units equal to the fair market value of PBG’s stock at the date the restricted stock units are converted to PBG stock. GAAP requires that benefits received from tax deductions up to the grant-date fair value of equity awards be reported as operating cash inflows in our Consolidated Statements of Cash Flows. Benefits from tax deductions in excess of the grant-date fair value from equity awards are treated as financing cash inflows in our Consolidated Statements of Cash Flows. For the year ended December 26, 2009, the tax benefits from equity awards did not have a significant impact on our Consolidated Financial Statements.
     As of December 26, 2009, there was approximately $71 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
     PBG stock options expire after 10 years and generally vest ratably over three years.
     The following table summarizes option activity for Bottling LLC’s employees during the year ended December 26, 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual	Intrinsic
	(in millions)	per Share	Term (years)	Value
Outstanding at December 27, 2008	27.5	$26.59	5.5	$33
Granted	5.7	$18.90
Exercised	(8.7)	$22.38
Forfeited	(0.8)	$25.32

Outstanding at December 26, 2009	23.7	$26.32	6.2	$266

Vested or expected to vest at December 26, 2009	23.1	$26.44	6.2	$256

Exercisable at December 26, 2009	14.6	$27.46	4.7	$147

     The aggregate intrinsic value in the table above is before income taxes, based on PBG’s closing stock price of $37.56 and $22.00 as of the last business day of the years ended December 26, 2009 and December 27, 2008, respectively.
     For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, the weighted-average grant-date fair value of PBG stock options granted was $4.54, $7.09 and $8.18, respectively. The total intrinsic value of PBG stock options exercised during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $93 million, $21 million and $99 million, respectively.
Restricted Stock Units
     PBG restricted stock units granted to employees generally vest over three years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. All restricted stock unit awards are settled in shares of PBG common stock.
     The following table summarizes restricted stock unit activity for Bottling LLC’s employees during the year ended December 26, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic
	(in thousands)	Fair Value	Term (years)	Value
Outstanding at December 27, 2008	3,302	$32.04	1.3	$73
Granted	1,864	$18.78
Converted	(914)	$29.52
Forfeited	(208)	$29.15

Outstanding at December 26, 2009	4,044	$26.65	1.4	$152

Vested or expected to vest at December 26, 2009	3,537	$26.69	1.4	$133

Convertible at December 26, 2009	3	$30.85	—	$0.1

     For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, the weighted-average grant-date fair value of PBG restricted stock units granted was $18.78, $35.34 and $31.01, respectively. The total intrinsic value of restricted stock units converted during the years ended December 26, 2009 and December 27, 2008 was $18 million and $4 million, respectively. No PBG restricted stock units were converted during the year ended December 29, 2007.
Note 4—Balance Sheet Details

	2009	2008
Accounts Receivable, net
Trade accounts receivable	$1,278	$1,208
Allowance for doubtful accounts	(69)	(71)
Accounts receivable from PepsiCo	210	154
Other receivables	72	80

	$1,491	$1,371

Inventories
Raw materials and supplies	$220	$185
Finished goods	380	343

	$600	$528

Prepaid Expenses and Other Current Assets
Prepaid expenses	$220	$187
Accrued interest receivable from PBG	81	118
Other current assets	97	32

	$398	$337

	2009	2008
Property, Plant and Equipment, net(1)
Land	$306	$300
Buildings and improvements	1,704	1,542
Manufacturing and distribution equipment	4,192	3,999
Marketing equipment	2,192	2,246
Capital leases(2)	46	23
Other	138	139

	8,578	8,249
Accumulated depreciation	(4,691)	(4,380)

	$3,887	$3,869

(1)	Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value of $70 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to us upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

(2)	Capital leases primarily represent manufacturing and office equipment.

	2009	2008
Other Assets
Note receivable from noncontrolled affiliate	$73	$—
Other assets	85	108

	$158	$108

Accounts Payable and Other Current Liabilities
Accounts payable	$497	$444
Accounts payable to PepsiCo	204	217
Trade incentives	232	189
Accrued compensation and benefits	256	240
Other accrued taxes	121	128
Accrued interest	63	62
Other current liabilities	224	249

	$1,597	$1,529

Note 5—Other Intangible Assets, net and Goodwill
     The components of other intangible assets are as follows:

	2009	2008
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$47	$45
Franchise and distribution rights	79	41
Other identified intangibles	26	34

	152	120

Accumulated amortization:
Customer relationships and lists	(18)	(15)
Franchise and distribution rights	(36)	(31)
Other identified intangibles	(7)	(21)

	(61)	(67)

Intangibles subject to amortization, net	91	53

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,390	3,244
Licensing rights	315	315
Distribution rights	52	49
Brands	40	39
Other identified intangibles	53	51

Intangibles not subject to amortization	3,850	3,698

Total other intangible assets, net	$3,941	$3,751

     During the second quarter of 2009, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas. As a result of this acquisition we recorded approximately $56 million of non-amortizable franchise rights and $8 million of non-compete agreements, with a weighted-average amortization period of 5 years.
     During the third quarter of 2009, we acquired a Pepsi-Cola franchise bottler serving northeastern Massachusetts. As a result of this acquisition we recorded approximately $24 million of non-amortizable franchise rights and $1 million of non-compete agreements, with a weighted-average amortization period of 5 years.
     During 2009, we acquired distribution rights for certain energy drinks in the United States, Canada and Mexico, and protein-enhanced functional beverages in the United States. As a result of these acquisitions we recorded approximately $36 million of amortizable distribution rights, with a weighted-average amortization period of 10 years.
     During 2009, we acquired rights to manufacture and distribute Crush brands in portions of the United States and recorded approximately $4 million of non-amortizable franchise rights.
     During the first quarter of 2008, PBG acquired a Pepsi-Cola franchise bottler serving certain New York counties in whole or in part, which was contributed to Bottling LLC. As a result of the acquisition we recorded approximately $18 million of non-amortizable franchise rights and $4 million of non-compete agreements, with a weighted-average amortization period of 10 years.
     During the first quarter of 2008, we acquired distribution rights for SoBe brands in portions of Arizona and Texas and recorded approximately $6 million of non-amortizable distribution rights.
     During the fourth quarter of 2008, we acquired a Pepsi-Cola franchise bottler serving portions of Colorado, Arizona and New Mexico. As a result of the acquisition we recorded approximately $176 million of non-amortizable franchise rights.
     The total cost of acquisitions and distribution and franchise rights during 2009 and 2008 was approximately $132 million and $257 million, respectively.
Intangible Asset Amortization
     Intangible asset amortization expense was $10 million, $9 million and $10 million in 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years is estimated to be approximately $12 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the years ended December 27, 2008 and December 26, 2009 are as follows:

		U.S. &
	Total	Canada	Europe	Mexico
Balance at December 29, 2007	$1,533	$1,290	$17	$226
Purchase price allocations	27	20	13	(6)
Impact of foreign currency translation and other	(126)	(75)	(4)	(47)

Balance at December 27, 2008	1,434	1,235	26	173
Purchase price allocations	13	11	2	—
Impact of foreign currency translation and other	59	49	—	10

Balance at December 26, 2009	$1,506	$1,295	$28	$183

     During 2009, the purchase price allocations in the U.S. & Canada segment primarily relate to goodwill allocations resulting from changes in taxes associated with our previous acquisitions.
     During 2008, the purchase price allocations in the U.S. & Canada segment primarily relate to goodwill allocations resulting from the acquisitions discussed above. In the Europe segment, the purchase price allocations primarily relate to Russia’s purchase of a company that will manufacture various Pepsi products in Siberia and Eastern Russia. The purchase price allocations in the Mexico segment primarily relate to goodwill allocations resulting from changes in taxes associated with our previous acquisitions.
Annual Impairment Testing
     The Company completed its impairment test of goodwill and indefinite lived intangible assets during the third quarter of 2009 and recorded no impairment charge. In the fourth quarter of 2008, the Company recorded $412 million in non-cash impairment charges ($297 million net of tax) relating primarily to distribution rights and brands for the Electropura water business in Mexico. The impairment charge relating to these intangible assets was determined based upon the findings of an extensive strategic review and the finalization of certain restructuring plans for our Mexican business. The fair value of our distribution rights was estimated using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party.
Note 6—Fair Value Measurements
     During 2008, the Company began disclosing the fair value of all financial instruments valued on a recurring basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:
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

     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of December 26, 2009 and December 27, 2008:

	Level 2
	2009	2008
Financial Assets:
Commodity contracts(1)	$81	$—
Foreign currency contracts (1)	—	13
Prepaid forward contracts (2)	15	13
Interest rate swaps (3)	—	8

	$96	$34

Financial Liabilities:
Commodity contracts (1)	$3	$57
Foreign currency contracts (1)	6	6
Interest rate swaps (3)	64	1

	$73	$64

(1)	Based primarily on the forward rates of the specific indices upon which contract settlement is based.

(2)	Based primarily on the value of PBG’s stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.
Other Financial Assets and Liabilities
     Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying values of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.
     Long-term debt, which includes the current maturities of long-term debt, at December 26, 2009, had a carrying value and fair value of $4.5 billion and $4.9 billion, respectively, and at December 27, 2008, had a carrying value and fair value of $5.1 billion and $5.3 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
Note 7—Short-Term Borrowings and Long-Term Debt

	2009	2008
Short-term borrowings
Current maturities of long-term debt	$15	$1,305
Other short-term borrowings	188	103

	$203	$1,408

Long-term debt
5.63% (5.0% effective rate) (1) (2) senior notes due 2009	$—	$1,300
4.63% (4.6% effective rate) (2) senior notes due 2012	1,000	1,000
5.00% (5.2% effective rate) senior notes due 2013	400	400
6.95% (7.4% effective rate) (2) senior notes due 2014	1,300	1,300
4.13% (4.4% effective rate) senior notes due 2015	250	250
5.50% (5.3% effective rate) (1) senior notes due 2016	800	800
5.125% (4.9% effective rate) (1) senior notes due 2019	750	—
Capital lease obligations (Note 8)	25	8
Other (average rate 3.8%)	15	36

	4,540	5,094
Fair value hedge adjustment (3)	(64)	6
Unamortized discount, net	(7)	(6)
Current maturities of long-term debt	(15)	(1,305)

	$4,454	$3,789

(1)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2009.

(2)	These notes are guaranteed by PepsiCo.

(3)	The portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a fair value adjustment, representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.
Aggregate Maturities — Long-Term Debt
     Aggregate maturities of long-term debt as of December 26, 2009 are as follows: 2010: $7 million, 2011: $8 million, 2012: $1,000 million, 2013: $400 million, 2014: $1,300 million, 2015 and thereafter: $1,800 million. The maturities of long-term debt do not include the capital lease obligations, the non-cash impact of the fair value hedge adjustment and the interest effect of the unamortized discount.
     On January 14, 2009, we issued $750 million in senior notes, with a coupon rate of 5.125 percent, maturing in 2019. The net proceeds of the offering, together with a portion of the proceeds from the offering of our senior notes issued in the fourth quarter of 2008, were used to repay our senior notes due in 2009, at their scheduled maturity on February 17, 2009. Any excess proceeds of this offering were used for general corporate purposes. The next significant scheduled debt maturity is not until 2012.
     On October 24, 2008 we issued $1.3 billion of 6.95 percent senior notes due 2014 (the “Notes”). The Notes were guaranteed by PepsiCo on February 17, 2009. A portion of the proceeds of this debt was used to finance acquisitions and repay PBG’s short-term commercial paper debt.
2009 Short-Term Debt Activities
     We had available short-term bank credit lines of approximately $892 million at year-end 2009, of which the majority was uncommitted. These lines were primarily used to support the general operating needs of our international locations. As of December 26, 2009, we had $188 million outstanding under these lines of credit at a weighted-average interest rate of 3.1 percent. As of December 27, 2008, we had available short-term bank credit lines of approximately $772 million with $103 million outstanding at a weighted-average interest rate of 10.0 percent.
Debt Covenants
     Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of secured debt should not be greater than 10 percent of our net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.
Interest Payments
     Amounts paid to third parties for interest, net of settlements from our interest rate swaps, were $253 million, $216 million and $227 million in 2009, 2008 and 2007, respectively.
Letters of Credit, Bank Guarantees and Surety Bonds
     At December 26, 2009, we had outstanding letters of credit, bank guarantees and surety bonds from financial institutions valued at $71 million.
Note 8—Leases
     We have non-cancelable commitments under both capital and long-term operating leases, principally for real estate, manufacturing and office equipment. Certain of our operating leases for real estate contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.
     The cost of manufacturing and office equipment under capital leases is included in the Consolidated Balance Sheets as PP&E. Amortization of assets under capital leases is included in depreciation expense.
     Capital lease additions totaled $25 million, $4 million and $7 million for 2009, 2008 and 2007, respectively.

     The future minimum lease payments by year and in the aggregate, under capital leases and non-cancelable operating leases consisted of the following at December 26, 2009:

	Leases
	Capital	Operating
2010	$8	$56
2011	7	35
2012	6	27
2013	5	18
2014	—	13
Thereafter	2	101

	$28	$250

Less: amount representing interest	3

Present value of net minimum lease payments	25

Less: current portion of net minimum lease payments	7

Long-term portion of net minimum lease payments	$18

     The total minimum rentals to be received in the future from our non-cancelable subleases were $3 million at December 26, 2009.
Components of Net Rental Expense Under Operating Leases

	2009	2008	2007
Minimum rentals	$109	$121	$114
Sublease rental income	(2)	(1)	(2)

Net rental expense	$107	$120	$112

Note 9—Financial Instruments and Risk Management
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
     We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain counterparty credit guidelines and only enter into transactions with financial institutions of investment grade or better. We monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these transactions.
     Commodity — We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration. Our open commodity derivative contracts that qualify for cash flow hedge accounting have a notional value, based on the contract price, of $347 million as of December 26, 2009. Our open commodity derivative contracts that act as economic hedges but do not qualify for hedge accounting have a notional value, based on the contract price, of $50 million as of December 26, 2009.
     Foreign Currency — We are subject to foreign currency transactional risks in certain of our international territories primarily for the purchase of commodities that are denominated in currencies that are different from their functional currency. We enter into forward contract agreements to hedge a portion of this foreign currency risk. These contracts generally range from one to 24 months in duration. Our open foreign currency derivative contracts that qualify for cash flow hedge accounting have a notional value, based on the contract price, of $150 million as of December 26, 2009.
     We have foreign currency derivative contracts to economically hedge the foreign currency risk associated with certain assets on our balance sheet, which have a notional value, based on the contract price, of $40 million as of December 26, 2009. Additionally, we fair value certain vendor and customer contracts that have embedded foreign currency derivative components. These contracts generally range from one year to three years and as of December 26, 2009 have a notional value, based on the contract price, of $10 million.

     Interest — We have entered into treasury rate lock agreements to hedge against adverse interest rate changes relating to the issuance of certain fixed-rate debt financing arrangements. The settled gains and losses from these treasury rate lock agreements that were considered effective were deferred in AOCL and are being amortized to interest expense over the duration of the debt term. The Company has a $3 million net deferred gain in AOCL related to these instruments, which will be amortized over the next six years. For the year ended December 26, 2009, we recognized in interest expense a loss of $0.4 million.
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
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in PBG’s stock price as well as price changes in other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on PBG’s stock price. At December 26, 2009, we had a prepaid forward contract for 410,000 shares of PBG’s common stock.
Balance Sheet Classification
     The following summarizes the fair values and location in our Consolidated Balance Sheet of all derivatives held by the Company as of December 26, 2009:

Derivatives Designated as Hedging
Instruments	Balance Sheet Classification	Fair Value
Assets
Commodity contracts	Prepaid expenses and other current assets	$61
Commodity contracts	Other assets	14

		$75

Liabilities
Foreign currency contracts	Accounts payable and other current liabilities	$1
Commodity contracts	Accounts payable and other current liabilities	3
Interest rate swaps	Other liabilities	64

		$68

Derivatives Not Designated as
Hedging Instruments	Balance Sheet Classification	Fair Value
Assets
Commodity contracts	Prepaid expenses and other current assets	$4
Prepaid forward contracts	Prepaid expenses and other current assets	15
Commodity contracts	Other assets	2

		$21

Liabilities
Foreign currency contracts	Accounts payable and other current liabilities	$4
Foreign currency contracts	Other liabilities	1

		$5

Cash Flow Hedge Gains (Losses) Recognition
     The following summarizes the gains (losses), recognized in the Consolidated Statement of Operations and AOCL, of derivatives designated and qualifying as cash flow hedges for the year ended December 26, 2009:

	Amount of Gain		Amount of Gain
Derivatives in Cash	(Loss)	Location of Gain (Loss)	(Loss) Reclassified
Flow Hedging	Recognized in	Reclassified from AOCL into	from AOCL into
Relationships	AOCL	Income	Income
Foreign currency contracts	$(19)	Cost of sales	$(10)
Commodity contracts	77	Cost of sales	5
Commodity contracts	8	Selling, delivery and administrative expenses	(42)

	$66		$(47)

     Assuming no change in the commodity prices and foreign currency rates as measured on December 26, 2009, $50 million of unrealized gains will be recognized in earnings over the next 12 months. During 2009, we recognized $7 million of ineffectiveness relating to our commodity cash flow hedges. During 2008, we recognized $8 million of ineffectiveness for the treasury rate locks that were settled in the fourth quarter.
Other Derivatives Gains (Losses) Recognition
     The following summarizes the gains (losses) and the location in the Consolidated Statement of Operations of derivatives designated and qualifying as fair value hedges and derivatives not designated as hedging instruments for the year ended December 26, 2009:

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income
	Derivative	on Derivative
Derivatives in Fair Value Hedging Relationship
Interest rate swaps	Interest expense, net	$27

Derivatives Not Designated as Hedging Instruments
Prepaid forward contracts	Selling, delivery and administrative expenses	$9
Foreign currency contracts	Other non-operating (income) expenses, net	(4)
Commodity contracts	Cost of sales	6

		$11

     The Company has recorded $4 million of net foreign currency transactional gains in other non-operating (income) expenses, net in the Consolidated Statement of Operations for the year ended December 26, 2009.
Note 10—Pension and Postretirement Medical Benefit Plans
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
Defined Benefit Pension Plans
     In the U.S., we participate in PBG sponsored non-contributory defined benefit pension plans for certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, benefits from these plans are no longer accrued for certain salaried and non-union employees that did not meet specified age and service requirements.

Postretirement Medical Plans
     PBG’s postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements. The plans are not funded and since 1993 have included retiree cost sharing.
Defined Contribution Benefits
     Nearly all of our U.S. employees are eligible to participate in PBG’s defined contribution plans, which are voluntary defined contribution savings plans. We make matching contributions to the defined contribution savings plans on behalf of participants eligible to receive such contributions. Additionally, employees not eligible to participate in the defined benefit pension plans and employees whose benefits have been frozen as of April 1, 2009, are currently receiving additional retirement contributions under PBG’s defined contribution plans. Defined contribution expense was $42 million, $29 million and $27 million in 2009, 2008 and 2007, respectively.
     Components of Net Pension Expense and Other Amounts Recognized in Other Comprehensive (Income) Loss

	Pension
	2009	2008	2007
Net pension expense
Service cost	$45	$51	$55
Interest cost	104	100	90
Expected return on plan assets — (income)	(120)	(116)	(102)
Amortization of net loss	35	15	38
Amortization of prior service amendments	6	7	7
Settlement / curtailment charges	1	20	—
Special termination benefits	—	7	4

Net pension expense for the defined benefit plans	71	84	92

Other comprehensive (income) loss
Prior service cost arising during the year	7	14	8
Net (gain) loss arising during the year	(147)	619	(114)
Amortization of net loss	(36)	(15)	(38)
Amortization of prior service amendments (1)	(6)	(27)	(7)

Total recognized in other comprehensive (income) loss	(182)	591	(151)

Total recognized in net pension expense and other comprehensive (income) loss	$(111)	$675	$(59)

(1)	2008 includes curtailment charge of $20 million.
     Components of Postretirement Medical Expense and Other Amounts Recognized in Other Comprehensive (Income) Loss

	Postretirement
	2009	2008	2007
Net postretirement expense
Service cost	$5	$5	$5
Interest cost	21	21	20
Amortization of net loss	1	3	4
Special termination benefits	—	1	—

Net postretirement expense	27	30	29

Other comprehensive (income) loss
Net gain arising during the year	(22)	(30)	(4)
Amortization of net loss	(1)	(3)	(4)

Total recognized in other comprehensive (income) loss	(23)	(33)	(8)

Total recognized in net postretirement expense and other comprehensive (income) loss	$4	$(3)	$21

     Changes in Benefit Obligations

	Pension		Postretirement
	2009	2008	2009	2008
Obligation at beginning of year	$1,724	$1,585	$327	$353
Adjustment for measurement date change	—	(53)	—	(5)
Service cost	45	51	5	5
Interest cost	104	100	21	21
Plan amendments	7	14	—	—
Plan curtailment	—	(50)	—	—
Actuarial loss (gain)	17	141	(22)	(30)
Benefit payments	(75)	(69)	(20)	(19)
Special termination benefits	—	7	—	1
Adjustment for Medicare subsidy	—	—	—	1
Transfers	(2)	(2)	—	—

Obligation at end of year	$1,820	$1,724	$311	$327

     Changes in the Fair Value of Plan Assets

	Pension		Postretirement
	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$1,045	$1,455	$—	$—
Adjustment for measurement date change	—	(17)	—	—
Actual return on plan assets	284	(412)	—	—
Transfers	(2)	(2)	—	—
Employer contributions	239	90	20	18
Adjustment for Medicare subsidy	—	—	—	1
Benefit payments	(75)	(69)	(20)	(19)

Fair value of plan assets at end of year	$1,491	$1,045	$—	$—

     Amounts Included in AOCL

	Pension		Postretirement
	2009	2008	2009	2008
Prior service cost	$38	$38	$3	$3
Net loss	696	879	26	49

Total	$734	$917	$29	$52

     Estimated Gross Amounts in AOCL to be Amortized in 2010

	Pension	Postretirement
Prior service cost	$6	$—
Net loss	$40	$—
     Selected Information for Plans with Liabilities in Excess of Plan Assets

	Pension		Postretirement
	2009	2008	2009	2008
Projected benefit obligation	$1,820	$1,724	$311	$327
Accumulated benefit obligation	$1,772	$1,636	$311	$327
Fair value of plan assets	$1,491	$1,045	$—	$—

     Fair Market Value of Pension Plan Assets

		Fair Value Measurements at
		December 26, 2009
	Total	Level 1	Level 2	Level 3
Asset Category
Cash equivalent funds(1)	$35	$—	$35	$—
Equity funds(1):
Large-cap	386	—	386	—
Mid-cap	87	—	87	—
Small-cap	47	—	47	—
International companies	461	—	461	—
Fixed income(1)	454	—	454	—
Group annuity contracts (“GAC”)(2)	21	—	—	21

Total fair value	$1,491	$—	$1,470	$21

(1)	Fair value is based primarily on the commingled fund indices upon which settlement is based.

(2)	Fair value reflects the current market value of the transferable funds, assuming long-term assets were sold prior to maturity.
     The following table sets forth a summary of changes in the fair value of the GAC:

Level 3
Asset
Balance at December 27, 2008	$17
Realized capital gains	—
Unrealized gains	3
Interest and dividends	1
Purchases, sales, issuances and settlements, net	—

Balance at December 26, 2009	$21

     Reconciliation of Funded Status

	Pension		Postretirement
	2009	2008	2009	2008
Funded status at measurement date	$(329)	$(679)	$(311)	$(327)

Amounts recognized
Accounts payable and other current liabilities	$(3)	$(10)	$(23)	$(24)
Other liabilities	(326)	(669)	(288)	(303)

Total net liabilities	(329)	(679)	(311)	(327)
Accumulated other comprehensive loss	734	917	29	52

Net amount recognized	$405	$238	$(282)	$(275)

     Weighted Average Assumptions

	Pension			Postretirement
	2009	2008	2007	2009	2008	2007
Expense discount rate	6.20%	6.70%	6.00%	6.50%	6.35%	5.80%
Liability discount rate	6.25%	6.20%	6.35%	5.75%	6.50%	6.20%
Expected rate of return on plan assets(1)	8.00%	8.50%	8.50%	N/A	N/A	N/A
Expense rate of compensation increase	3.53%	3.56%	3.55%	3.53%	3.56%	3.55%
Liability rate of compensation increase	3.04%	3.53%	3.56%	3.43%	3.53%	3.56%

(1)	Expected rate of return on plan assets is presented after administration expenses.

     The expected rate of return on plan assets for a given fiscal year is based upon actual historical returns and the long-term outlook on asset classes in the pension plans’ investment portfolio.
     Funding and Plan Assets

	Allocation Percentage
	Target	Actual	Actual
	2010	2009	2008
Asset Category
Equity securities	65%	65%	60%
Debt securities	35%	35%	40%
     The table above shows the target allocation for 2010 and the actual allocation as of December 26, 2009 and December 27, 2008. Target allocations of PBG sponsored pension plans’ assets reflect the long-term nature of our pension liabilities. None of the current assets are invested directly in equity or debt instruments issued by PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. PBG sponsored pension plans’ equity investments are currently diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). PBG sponsored pension plans’ fixed income investments consist primarily of corporate bonds. The pension plans currently do not invest directly in any derivative investments. The pension plans’ assets are held in a pension trust account at our trustee’s bank.
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
Health Care Cost Trend Rates
     We have assumed an average increase of 8.00 percent in 2010 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to five percent in 2015 and thereafter.
     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1% Increase	1% Decrease
Effect on total fiscal year 2009 service and interest cost components	$—	$—
Effect on total fiscal year 2009 postretirement benefit obligation	$5	$(4)
Pension and Postretirement Cash Flow
     We do not fund PBG sponsored pension and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total U.S. pension liabilities at December 26, 2009, $66 million relates to pension plans not funded due to these unfavorable tax consequences.

	Pension	Postretirement
Employer Contributions
2008	$90	$18
2009	$239	$20
2010 (expected)	$135	$23

Expected Benefits
     The expected benefit payments to be made from PBG sponsored pension and postretirement medical plans (with and without the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003) to our participants over the next ten years are as follows:

		Postretirement
		Including	Excluding
		Medicare	Medicare
	Pension	Subsidy	Subsidy
Expected Benefit Payments
2010	$66	$23	$24
2011	$72	$24	$25
2012	$79	$24	$25
2013	$88	$25	$26
2014	$94	$26	$26
2015 to 2019	$589	$135	$137
Note 11—Income Taxes
     The details of our income tax provision are set forth below:

	2009	2008	2007
(Benefit) Expense
Current:
Federal	$8	$7	$6
Foreign	(24)	43	24
State	2	(2)	5

	(14)	48	35

Deferred:
Federal	(14)	12	(17)
Foreign	3	(96)	6
State	(1)	(3)	3

	(12)	(87)	(8)

	$(26)	$(39)	$27

     In 2009, our tax provision includes the following significant items:
•	Tax audit resolutions — We finalized various audits in our international jurisdictions which resulted in a net tax provision benefit of $75 million.

•	Valuation allowances — We reversed valuation allowances on some of our deferred tax assets, as we anticipate receiving future benefit from these tax assets, which resulted in a benefit to the tax provision of $39 million.

•	Tax law changes — Mexico and Canada enacted tax law changes in the fourth quarter of 2009 which required us to re-measure our deferred tax assets and liabilities resulting in a net provision expense of $65 million.
     In 2008, our tax provision included the following significant items:
•	Tax impact from impairment charge — During 2008, we recorded a deferred tax benefit of $115 million associated with impairment charges primarily related to our business in Mexico.
     In 2007, our tax provision included higher taxes on higher international earnings as well as the following significant items:
•	Valuation allowances — During 2007, we reversed valuation allowances resulting in an $11 million tax benefit. These reversals were due to improved profitability trends in Russia.

•	Tax law changes — During 2007, changes to the income tax laws in Canada and Mexico were enacted. These law changes required us to re-measure our deferred tax assets and liabilities which resulted in a net decrease to our income tax expense of approximately $13 million.

     Our U.S. and foreign income before income taxes is set forth below:

	2009	2008	2007
U.S.	$612	$653	$789
Foreign	308	(132)	260

	$920	$521	$1,049

     Below is the reconciliation of our income tax rate from the U.S. federal statutory rate to our effective tax rate:

	2009	2008	2007
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
Income taxable to owners	(22.6)	(44.3)	(25.9)
State income tax, net of federal tax benefit	0.2	(0.7)	0.6
Impact of foreign results	(7.9)	(11.1)	(3.5)
Change in valuation allowances, net	(7.3)	0.4	(2.4)
Nondeductible expenses	3.8	6.3	1.9
Other, net	(3.0)	1.1	(1.8)
Impairment charges	—	5.5	—
Reversal of tax reserves from audit settlements	(8.2)	—	—
Tax law change	7.2	0.4	(1.3)

Total effective income tax rate	(2.8)%	(7.4)%	2.6%

     The details of our 2009 and 2008 deferred tax liabilities (assets) are set forth below:

	2009	2008
Intangible assets and property, plant and equipment	$281	$288
Investments	326	305
Recapture liability	109	—
Other	66	12

Gross deferred tax liabilities	782	605

Net operating loss carryforwards	(438)	(433)
Employee benefit obligations	(60)	(41)
Recapture recovery benefit	(109)	—
Various liabilities and other	(99)	(114)

Gross deferred tax assets	(706)	(588)
Deferred tax asset valuation allowance	170	214

Net deferred tax assets	(536)	(374)

Net deferred tax liabilities	$246	$231

Classification within the Consolidated Balance Sheets
Prepaid expenses and other current assets	$(67)	$(51)
Other assets	(1)	—
Accounts payable and other current liabilities	1	3
Deferred income taxes	313	279

Net amount recognized	$246	$231

     We have net operating loss carryforwards (“NOLs”) totaling $1,576 million at December 26, 2009, which resulted in deferred tax assets of $438 million and which may be available to reduce future taxes in the U.S., Spain, Greece, Turkey, Russia and Mexico. Of these NOLs, $18 million expire in 2010; $481 million expire at various times between 2011 and 2028; and $1,077 million have an indefinite life. At December 26, 2009, we have tax credit carryforwards in Mexico of $29 million, which expire at various times between 2010 and 2017.
     We establish valuation allowances on our deferred tax assets, including NOLs and tax credits, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, were $170 million at December 26, 2009. Our valuation allowance decreased $44 million in 2009 and decreased $26 million in 2008.
     Deferred taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are expected to be permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled approximately $1,426 million at December 26, 2009 and $1,048 million at December 27, 2008. Determination of the amount of unrecognized deferred income taxes related to this temporary difference is not practicable.
     Income taxes receivable from taxing authorities were $8 million and $12 million at December 26, 2009 and December 27, 2008, respectively. Such amounts are recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $16 million and $13 million at December 26, 2009 and December 27, 2008, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.
     Amounts paid to taxing authorities and PepsiCo for income taxes were $38 million, $30 million and $29 million in 2009, 2008 and 2007, respectively.
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
     Our major taxing jurisdictions include Mexico, Canada and Russia. The following table summarizes the years that remain subject to examination and the years currently under audit by major tax jurisdictions:

Years subject to
Jurisdiction	examination	Years under audit
Canada	2006-2008	2006-2007
Mexico	2004-2008	N/A
Russia	2008	N/A
     We currently have on-going income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. However, we do not anticipate any material changes in our reserves for uncertain tax benefits within the next 12 months. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.

     Below is a reconciliation of the beginning and ending amounts of our reserves for income taxes which are recorded in our Consolidated Balance Sheets.

	2009	2008
Reserves (excluding interest and penalties)
Balance at beginning of year	$71	$87
Increases due to tax positions related to prior years	2	3
Increases due to tax positions related to the current year	5	9
Decreases due to tax positions related to prior years	(2)	(4)
Decreases due to settlements with taxing authorities	(54)	—
Decreases due to lapse of statute of limitations	(3)	(5)
Currency translation adjustment	2	(19)

Balance at end of year	$21	$71

Classification of reserves within the Consolidated Balance Sheets
Other liabilities	$18	$68
Deferred income taxes	3	3

Total amount of reserves recognized	$21	$71

     Of the $21 million of 2009 income tax reserves above, approximately $20 million would impact our effective tax rate over time, if recognized.

	2009	2008
Interest and penalties accrued	$13	$45

     We recognized $38 million of benefit and $14 million of expense, net of reversals, during the fiscal years 2009 and 2008 respectively, for interest and penalties related to income tax reserves in the income tax expense line of our Consolidated Statements of Operations.
Note 12—Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. Bottling LLC has three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico.
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, noncontrolling interests, other non-operating (income) expenses, net and income taxes.
     The Company’s corporate headquarters centrally manages commodity derivatives on behalf of our segments. During 2009, we expanded our hedging program to mitigate price changes associated with certain commodities utilized in our production process. These derivatives hedge the underlying price risk associated with the commodity and are not entered into for speculative purposes. Certain commodity derivatives do not qualify for hedge accounting treatment. Others receive hedge accounting treatment but may have some element of ineffectiveness based on the accounting standard. These commodity derivatives are marked-to-market each period until settlement, resulting in gains and losses being reflected in corporate headquarters’ results. The gains and losses are subsequently reflected in the segment results when the underlying commodity’s cost is recognized. Therefore, segment results reflect the contract purchase price of these commodities. The Company did not have any comparable mark-to-market commodity derivative activity in prior years.
     The following tables summarize select financial information related to our reportable segments:

	Net Revenues
	2009	2008	2007
U.S. & Canada	$10,315	$10,300	$10,336
Europe	1,755	2,115	1,872
Mexico	1,149	1,381	1,383

Worldwide net revenues	$13,219	$13,796	$13,591

     Net revenues in the U.S. were $9,201 million, $9,097 million and $9,202 million in 2009, 2008 and 2007, respectively. In 2009, sales to Wal-Mart Stores, Inc. and its affiliated companies were 11 percent of our revenues, primarily as a result of transactions in the U.S. & Canada segment. In 2008 and 2007, the Company did not have one individual customer that represented 10 percent of total revenues.

	Operating Income (Loss)
	2009	2008	2007
U.S. & Canada	$883	$864	$876
Europe	112	101	106
Mexico	56	(338)	72

Total segments	1,051	627	1,054
Corporate — net impact of mark-to-market on commodity hedges	12	—	—

Worldwide operating income	1,063	627	1,054
Interest expense	255	244	232
Interest income	108	162	222
Other non-operating (income) expenses, net	(4)	24	(5)

Income before income taxes	$920	$521	$1,049

	Total Assets			Long-Lived Assets(1)
	2009	2008	2007	2009	2008	2007
U.S. & Canada	$13,387	$13,328	$13,334	$11,055	$11,098	$11,391
Europe(2)	2,395	2,222	1,671	1,753	1,630	1,014
Mexico	988	945	1,707	755	745	1,443

Total segments	16,770	16,495	16,712	13,563	13,473	13,848
Corporate	12	—	—	3	—	—

Worldwide total	$16,782	$16,495	$16,712	$13,566	$13,473	$13,848

(1)	Long-lived assets represent PP&E, other intangible assets, net, goodwill, investments in noncontrolled affiliates, notes receivable from PBG and other assets.

(2)	Long-lived assets include an equity method investment in Russia with a net book value of $619 million and $617 million as of December 26, 2009 and December 27, 2008, respectively.
     Long-lived assets in the U.S. were $9,921 million, $10,100 million and $10,138 million in 2009, 2008 and 2007, respectively. Long-lived assets in Russia were $1,406 million, $1,290 million and $626 million in 2009, 2008 and 2007, respectively.

	Capital Expenditures			Depreciation and Amortization
	2009	2008	2007	2009	2008	2007
U.S. & Canada	$398	$523	$626	$482	$498	$509
Europe	110	147	146	81	86	72
Mexico	48	85	82	73	88	87

Worldwide total	$556	$755	$854	$636	$672	$668

Note 13—Related Party Transactions
     PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our Company. PBG has entered into a number of agreements with PepsiCo. Although we are not a direct party to these contracts, as the principal operating subsidiary of PBG, we derive direct benefit from them. The most significant agreements that govern our relationship with PepsiCo consist of:
(1)	Master Bottling Agreement for cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the U.S.; bottling agreements and distribution agreements for non-cola beverages; and a master fountain syrup agreement in the U.S.;

(2)	Agreements similar to the Master Bottling Agreement and the non-cola agreement for each country in which we operate, as well as a fountain syrup agreement for Canada;

(3)	A shared services agreement where we obtain various services from PepsiCo and provide services to PepsiCo;

(4)	Russia Venture Agreement related to the formation of PR Beverages; and

(5)	Russia Snack Food Distribution Agreement pursuant to which our PR Beverages venture purchases snack food products from Frito-Lay, Inc. (“Frito”), a subsidiary of PepsiCo, for sale and distribution in the Russian Federation.
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
     The following income (expense) amounts are considered related party transactions as a result of our relationship with PepsiCo and its affiliates:

	2009	2008	2007
Net revenues:
Bottler incentives and other arrangements (1)	$100	$93	$66

Cost of sales:
Purchases of concentrate and finished products, and royalty fees (2)	$(3,225)	$(3,451)	$(3,406)
Bottler incentives and other arrangements (1)	476	542	582

Total cost of sales	$(2,749)	$(2,909)	$(2,824)

Selling, delivery and administrative expenses:
Bottler incentives and other arrangements (1)	$47	$56	$66
Fountain service fee (3)	205	187	188
Frito-Lay purchases (4)	(350)	(355)	(270)
Shared services: (5)
Shared services expense	(52)	(52)	(57)
Shared services revenue	7	7	8

Net shared services	(45)	(45)	(49)

Total selling, delivery and administrative expenses	$(143)	$(157)	$(65)

Income tax benefit: (6)	$1	$1	$7

(1)	Bottler Incentives and Other Arrangements — In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in net revenues or SD&A expenses. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

(2)	Purchases of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are generally determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.

(3)	Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Fees received from PepsiCo for these transactions offset the cost to provide these services. The fees and costs for these services are recorded in SD&A expenses in our Consolidated Statements of Operations.

(4)	Frito-Lay Purchases — We purchase snack food products from Frito for sale and distribution in Russia primarily to accommodate PepsiCo with the infrastructure of our distribution network. Frito would otherwise be required to source third-party distribution services to reach their customers in Russia. We make payments to PepsiCo for the cost of these snack products and retain a minimal net fee based on the gross sales price of the products. Payments for the purchase of snack products are reflected in SD&A expenses in our Consolidated Statements of Operations. Net fees associated with the sale of the Frito product after SD&A costs were $14 million, $34 million and $22 million in 2009, 2008 and 2007, respectively.

(5)	Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated is reflected in SD&A expenses in our Consolidated Statements of Operations.

(6)	Income Tax Benefit — Includes settlements under the tax separation agreement with PepsiCo.
Other Related Party Transactions
     There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives, not included in the table above, for the years ended 2009, 2008 and 2007 were $144 million, $140 million and $143 million, respectively. We also have equity investments in certain other manufacturing cooperatives. Total purchases by the company of finished goods from these cooperatives, not included in the table above, for the years ended 2009, 2008 and 2007 were $58 million, $61 million and $66 million, respectively. These manufacturing cooperatives purchase concentrate from PepsiCo for certain of its finished goods sold to the Company.
     As of December 26, 2009 and December 27, 2008, the receivables from PepsiCo and its affiliates were $210 million and $154 million, respectively. Our receivables from PepsiCo are shown as part of accounts receivable in our Consolidated Balance Sheets. As of December 26, 2009 and December 27, 2008, the payables to PepsiCo and its affiliates were $204 million and $217 million, respectively. Our payables to PepsiCo are shown as part of accounts payable and other current liabilities in our Consolidated Balance Sheets.
     As a result of the formation of PR Beverages, PepsiCo has agreed to contribute a note payable of $83 million plus accrued interest to the venture to be settled in the form of PP&E. PepsiCo has contributed $73 million in regards to this note. The remaining balance to be contributed to the venture is $17 million as of December 26, 2009.
     PBG is a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 26, 2009, PBG owned approximately 93.4 percent of our equity.
     We make distributions to PBG and PepsiCo to fund PBG’s cash needs. During 2009, 2008 and 2007, we made cash distributions to PBG and PepsiCo totaling $463 million, $1,102 million and $271 million, respectively.
     Throughout 2009 we loaned $173 million to PBG, net of repayments, through a series of 1-year notes with interest rates ranging from 0.5 percent to 2.3 percent. In addition, at the end of 2009 PBG repaid $418 million of intercompany loans owed to us. The resulting net decrease in the notes receivable from PBG in 2009 was $245 million. During 2008, we loaned PBG $839 million, net of repayments. At the end of 2008, PBG repaid $1,027 million of intercompany loans owed to us. Total intercompany loans owed to us from PBG at December 26, 2009 and December 27, 2008, were $3,447 million and $3,692 million, respectively. The loan proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $81 million and $118 million at December 26, 2009 and December 27, 2008, respectively, and is included in prepaid expenses and other current assets in our Consolidated Balance Sheets.
     Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $88 million, $140 million and $199 million, in 2009, 2008 and 2007, respectively.
     PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2009, 2008 and 2007 were $103 million, $113 million and $113 million, respectively. The related expense was recorded in SD&A expenses in our Consolidated Statements of Operations.
     PBG has a committed credit facility of $1.2 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by the Company and are used to support PBG’s commercial paper program and our working capital requirements. PBG had no outstanding commercial paper at December 26, 2009 and December 27, 2008, respectively.
     In March 1999, PBG issued $1 billion of seven percent senior notes due 2029, which are guaranteed by us.

     During the second half of 2008, together with PepsiCo, we completed a joint acquisition of JSC Lebedyansky (“Lebedyansky”) for approximately $1.8 billion. The acquisition did not include the company’s baby food and mineral water businesses, which were spun off to shareholders in a separate transaction prior to our acquisition. Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We and PepsiCo have an ownership interest in PR Beverages of 60 percent and 40 percent, respectively. As a result, PepsiCo and we have acquired a 75 percent and 25 percent economic stake in Lebedyansky, respectively.
     We have recorded an equity investment for PR Beverages’ share in Lebedyansky. In addition, we have recorded a noncontrolling interest contribution for PepsiCo’s proportional contribution to PR Beverages relating to Lebedyansky.
     During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0 percent to Lebedyansky, a consolidated subsidiary of PepsiCo and a noncontrolled affiliate of Bottling LLC, valued at $73 million at December 26, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us. This note receivable is recorded in other assets in our Consolidated Balance Sheets.
     One of our managing directors is an officer of PepsiCo and the other managing directors and officers are employees of PBG.
Note 14—Restructuring Charges
     On November 18, 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reporting segments with the objective to strengthen customer service and selling effectiveness; simplify decision making and streamline the organization; drive greater cost productivity to adapt to current macroeconomic challenges; and rationalize the Company’s supply chain infrastructure. As part of the restructuring program, we eliminated approximately 4,000 positions across all reporting segments, we closed four facilities in the United States and three plants and 17 distribution centers in Mexico and we eliminated 534 routes in Mexico. In addition, PBG modified its U.S. defined benefit pension plans, which will generate long-term savings and significantly reduce future financial obligations. The program was substantially complete in December of 2009 and certain restructuring actions previously planned for 2010 have been cancelled as a result of the pending merger with PepsiCo.
     The Company recorded pre-tax charges of $107 million over the course of the restructuring program which were primarily for severance and related benefits, pension and other employee-related costs and other charges including employee relocation and asset disposal costs. These charges were recorded in SD&A expenses.
     The Company expects about $80 million in pre-tax cash expenditures from these restructuring actions, of which $75 million has been paid since the inception of the program, with the balance expected to occur in 2010. This includes $8 million of employee benefit payments made through 2009, pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our cost for this program and are not included in the tables below.
     The following tables summarize the pre-tax costs associated with the restructuring program:
By Reportable Segment

		U.S. &
	Worldwide	Canada	Mexico	Europe
Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs incurred during the year ended December 26, 2009	24	10	14	—

Total costs incurred	$107	$63	$17	$27

By Activity:

				Asset
			Pension &	Disposal,
		Severance	Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other
Costs incurred through December 27, 2008	$83	$47	$29	$7
Cash payments	(11)	(10)	—	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	42	36	6	—
Costs incurred during the year ended December 26, 2009	24	8	3	13
Cash payments	(56)	(40)	(7)	(9)
Non-cash settlements	(5)	—	(1)	(4)

Remaining costs accrued at December 26, 2009	$5	$4	$1	$—

Note 15—Accumulated Other Comprehensive Loss
     The year-end balances related to each component of AOCL were as follows:

	2009	2008	2007
Net currency translation adjustment	$(180)	$(351)	$242
Cash flow hedge adjustment (1)	69	(45)	19
Pension and postretirement medical benefit plans adjustment (2)	(768)	(977)	(450)

Accumulated other comprehensive loss	$(879)	$(1,373)	$(189)

(1)	Net of taxes of $(1) million in 2009, $(2) million in 2008 and $1 million in 2007.

(2)	Net of taxes of $2 million in 2009, $4 million in 2008 and $1 million in 2007.
Note 16—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	2009	2008	2007
Non-cash investing and financing activities:
Increase (decrease) in accounts payable related to capital expenditures	$14	$(67)	$15
Acquisition of intangible asset	$—	$—	$315
Contribution of acquired entity by PBG	$7	$26	$—
Liabilities assumed in conjunction with acquisition of bottlers	$34	$17	$1
Capital-in-kind contributions	$24	$34	$15
Share-based compensation	$18	$4	$—
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
     On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of shareholders held on February 17, 2010, PBG’s shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.

     As discussed below, PBG and members of its Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal. Although we have not been directly named in these lawsuits, we could be negatively impacted by these lawsuits as we are the principal operating subsidiary of PBG.
     Delaware Actions
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
     On July 23, 2009, motions for partial summary judgment were filed concerning the plaintiffs’ allegations relating to PBG’s certificate of incorporation. On August 31, 2009, the Court of Chancery entered a Stipulation and Order Governing the Protection and Exchange of Confidential Information in each of the Delaware Lawsuits. Shortly thereafter, defendants began producing documents to co-lead plaintiffs in these actions. On November 20, 2009, the parties to the Delaware Lawsuits entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below (the “Settlement Stipulation”).
     Westchester County Actions
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
     On October 19, 2009, the parties to the two Westchester County actions entered into a stipulation staying the Westchester County actions in favor of the Delaware Lawsuits. On October 21, 2009, the court entered an order staying the two Westchester County actions pending resolution of the Delaware Lawsuits. On November 20, 2009, the parties to the two Westchester County actions entered into the Settlement Stipulation described below.
     New York County Actions
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
     On October 2, 2009, the parties to the New York County action entered into a stipulation providing that this action should be voluntarily stayed for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Delaware Lawsuits and that the defendants’ motion to dismiss or stay should be adjourned during the voluntary stay. Also on October 2, 2009, the court entered an order staying the New York County action for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Delaware Lawsuit. On November 13, 2009, the parties to the New York County action entered into a stipulation providing that the action should be voluntarily stayed pending resolution of the Delaware Lawsuits. On November 20, 2009, the parties to the New York County action entered into the Settlement Stipulation described below. On December 2, 2009, the court entered an order staying the New York County action pending resolution of the Delaware Lawsuits.
     Settlement of Shareholder Litigation
     On November 20, 2009, the parties to the Delaware Lawsuits, as well as the parties to the three actions pending in the Supreme Court of the State of New York, entered into a Settlement Stipulation to resolve all of these actions.
     Pursuant to the Settlement Stipulation, and in exchange for the releases described below, defendants have taken or will take the following actions, among others: (1) PepsiCo and PBG have included and will continue to include co-lead counsel in the disclosure process (including providing them with the opportunities to review and comment on drafts of the preliminary and final proxy statements/prospectuses before they were or are filed with the SEC); (2) PepsiCo agreed to reduce the termination fee set forth in the merger agreement from $165.3 million to $115 million; and (3) PepsiCo agreed to shorten the termination fee period set forth in the merger agreement from 12 months to 6 months. The settlement is conditioned on satisfaction by co-lead counsel that the disclosures made in connection with the pending merger are not materially omissive or misleading.
     Pursuant to the Settlement Stipulation, the Delaware Lawsuits will be dismissed with prejudice on the merits, the plaintiffs in the New York actions will voluntarily dismiss those actions with prejudice, and all defendants will be released from any and all claims relating to, among other things, the pending merger, the merger agreement, and any disclosures made in connection therewith. The Settlement Stipulation is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware following notice to PBG’s shareholders. On December 2, 2009, the Court of Chancery entered an order setting forth the schedule and procedures for notice to PBG’s shareholders and the court’s review of the settlement. The Court of Chancery scheduled a hearing for April 12, 2010, at which the court will consider the fairness, reasonableness, and adequacy of the settlement.
     The settlement will not affect the form or amount of the consideration to be received by PBG’s shareholders in the pending merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned litigations or that they have engaged in any wrongdoing. The defendants have entered into the Settlement Stipulation to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.
Note 18—Selected Quarterly Financial Data (unaudited)
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2009 (1)
Net revenues	$2,507	$3,274	$3,633	$3,805	$13,219
Gross profit	$1,104	$1,444	$1,621	$1,671	$5,840
Operating income	$115	$310	$458	$180	$1,063
Net income	$64	$299	$446	$137	$946
Net income attributable to Bottling LLC	$67	$292	$418	$136	$913

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2008 (1)
Net revenues	$2,651	$3,522	$3,814	$3,809	$13,796
Gross profit	$1,169	$1,606	$1,737	$1,698	$6,210
Operating income (loss)	$106	$343	$453	$(275)	$627
Net income (loss)	$95	$306	$401	$(242)	$560
Net income (loss) attributable to Bottling LLC	$98	$297	$384	$(243)	$536

(1)	For additional unaudited information see “Items affecting comparability of our financial results” in Management’s Financial Review in Item 7.
Note 19—Subsequent Event
     On February 12, 2010, the Company purchased Ab-Tex Beverage, Ltd. With nearly 450 employees, Ab-Tex bottles, packages and distributes several leading beverage brands, including Pepsi-Cola, Dr Pepper, Mountain Dew, 7UP, and Sunkist throughout central Texas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Owners of
Bottling Group, LLC
Somers, New York
We have audited the accompanying consolidated balance sheets of Bottling Group, LLC and subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting guidance for the presentation and disclosure of noncontrolling interests.
As discussed in Note 2 to the consolidated financial statements, effective December 30, 2007, the Company adopted the new accounting guidance for defined benefit pension and other postretirement plans, related to the measurement date provision.
As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted new accounting guidance on the accounting for uncertain tax positions.
As discussed in Note 1 to the consolidated financial statements, on February 17, 2010, The Pepsi Bottling Group, Inc. shareholders adopted the merger agreement with PepsiCo, Inc.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2010

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
     Based on this assessment, management concluded that Bottling LLC’s internal control over financial reporting was effective as of December 26, 2009. Management has not identified any material weaknesses in Bottling LLC’s internal control over financial reporting as of December 26, 2009.
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
Bottling LLC Managing Directors
     The name, age and background of each of Bottling LLC’s Managing Directors is set forth below. Managing Directors are elected by a majority of the members of Bottling LLC and their terms of office continue until their successors are appointed and qualified or until their earlier resignation or removal, death or disability. There are no family relationships among our Managing Directors.
     Thomas M. Lardieri, 49, was appointed Managing Director of Bottling LLC in June 2007. He has also served as PBG’s Vice President and Controller since June 2007. Previously, Mr. Lardieri, a 19-year Pepsi veteran, had served as Vice President, Risk Management and General Auditor of PepsiCo since June 2001. Mr. Lardieri joined PepsiCo’s international beverage division in 1988 where he held a variety of accounting positions.
     Marie T. Gallagher, 50, was appointed Managing Director of Bottling LLC in December 2007. She has also served as Vice President and Assistant Controller of PepsiCo since 2005. Prior to joining PepsiCo in 2005, Ms. Gallagher served as the Assistant Controller at Altria Corporate Services, Inc. since 1992. Prior to that, Ms. Gallagher was a Senior Manager at PricewaterhouseCoopers LLP.
     Steven M. Rapp, 56, was appointed Managing Director of Bottling LLC in January 2005. He has also served as PBG’s Senior Vice President, General Counsel and Secretary since January 2005. Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.
Bottling LLC Executive Officers
     The name, age and background of each of Bottling LLC’s executive officers who held office as of February 5, 2010 is set forth below. Executive officers are elected by our Managing Directors, and their terms of office continue until their successors are appointed and qualified or until their earlier resignation or removal. There are no family relationships among our executive officers.
     Eric J. Foss, 51, is the Principal Executive Officer of Bottling LLC. He is also PBG’s Chairman and Chief Executive Officer and a member of PBG’s Board of Directors. Mr. Foss served as PBG’s President and Chief Executive Officer from July 2006 to October 2008. Previously, Mr. Foss served as PBG’s Chief Operating Officer from September 2005 to July 2006 and President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as PBG’s Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was PBG’s Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined the
Pepsi-Cola Company in 1982 where he held a variety of field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International (“PCI”), a position he held until joining PBG in March 1999. Mr. Foss is also a director of UDR, Inc. and serves on the Industry Affairs Council of the Grocery Manufacturers of America.
     Alfred H. Drewes, 54, is the Principal Financial Officer of Bottling LLC. He is also PBG’s Senior Vice President and Chief Financial Officer. Previously, Mr. Drewes served as Senior Vice President and Chief Financial Officer of PCI. Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI. Mr. Drewes is also a director of the Meredith Corporation.
     Thomas M. Lardieri, 49, is the Principal Accounting Officer of Bottling LLC.

Worldwide Code of Conduct
     Bottling LLC has not adopted a Code of Ethics because PBG’s Worldwide Code of Conduct applies to all of our officers and employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. A copy of PBG’s Worldwide Code of Conduct is available upon request without charge by writing to Bottling Group, LLC at One Pepsi Way, Somers, New York 10589, Attention: Investor Relations. Any material amendments to the Worldwide Code of Conduct and any waiver from a provision of the Code of Conduct granted by PBG’s Board to any director or executive officer will be posted on PBG’s website within four business days of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
     Information on the compensation of our executive officers is contained in PBG’s Annual Report on Form 10-K for Fiscal Year-end December 26, 2009 under Item 11 “Executive Compensation” and is incorporated herein by reference. Individuals do not receive additional compensation or benefits for serving as Managing Directors of Bottling LLC.
Compensation Committee Interlocks and Insider Participation
     Bottling LLC does not have a compensation committee because our executive compensation program is overseen by the Compensation and Management Development Committee of PBG’s Board of Directors. During fiscal year 2009, the following individuals served as members of PBG’s Compensation and Management Development Committee: Barry H. Beracha, Ira D. Hall, Susan D. Kronick and John A. Quelch. None of these individuals has ever served as an officer or employee of PBG, Bottling LLC or any of its subsidiaries. Ms. Alvarado has an indirect business relationship with PBG as described below under “Relationships and Transactions with Management and Others.” No member of PBG’s Compensation and Management Development Committee has any interlocking relationship requiring disclosure under the rules of the SEC.

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
     Stock Ownership and Director Relationships with PepsiCo. PBG was initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 22, 2010, PepsiCo’s ownership represented 31.6% of PBG’s outstanding common stock and 100% of PBG’s outstanding Class B common stock, together representing 38.6% of the voting power of all classes of PBG’s voting stock. PepsiCo also owns approximately 6.6% of the equity of Bottling LLC. In addition, Marie T. Gallagher, a Managing Director of Bottling LLC, is an officer of PepsiCo.
     Agreements and Transactions with PepsiCo and Affiliates. PBG and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to their respective businesses, and PBG and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. As used in this section, “PBG” includes PBG and its subsidiaries.
     Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2009 are described below.
     Merger Agreement. On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of PBG’s shareholders held on February 17, 2010, PBG’s shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.

     Beverage Agreements and Purchases of Concentrates and Finished Products. PBG purchases concentrates from PepsiCo and manufactures, packages, distributes and sells carbonated and non-carbonated beverages under license agreements with PepsiCo. These agreements give PBG the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. The agreements also provide PepsiCo with the ability to set prices of such concentrates, as well as the terms of payment and other terms and conditions under which PBG purchases such concentrates. In addition, PBG bottles water under the Aquafina trademark pursuant to an agreement with PepsiCo, which provides for the payment of a royalty fee to PepsiCo. In certain instances, PBG purchases finished beverage products from PepsiCo. During 2009, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products that were recognized in cost of goods sold were approximately $2.6 billion.
     There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives for 2009 were $144 million.
     Transactions with Joint Ventures in which PepsiCo holds an equity interest. PBG purchases tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton. During 2009, total payments to PepsiCo for the benefit of the Pepsi/Lipton Tea Partnership that were recognized in cost of goods sold were approximately $300 million.
     PBG purchases finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks in which PepsiCo has a 50% interest. During 2009, total payments to the North American Coffee Partnership by PBG that were recognized in cost of goods sold were approximately $275 million.
     Under tax sharing arrangements we have with PepsiCo and PepsiCo joint ventures, we received approximately $1 million in tax related benefits in 2009.
     In 2008, together with PepsiCo, we completed a joint acquisition of JSC Lebedyansky (“Lebedyansky”) for approximately $1.8 billion. Lebedyansky was acquired 58.3% by PepsiCo and 41.7% by PR Beverages Limited. We and PepsiCo have an ownership interest in PR Beverages Limited of 60% and 40%, respectively. As a result, PepsiCo and we have acquired a 75% and 25% economic stake in Lebedyansky, respectively.
     During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0% to Lebedyansky valued at $73 million at December 26, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us.
     As a result of the formation of PR Beverages, PepsiCo has agreed to contribute a note payable of $83 million plus accrued interest to the venture to be settled in the form of property, plant and equipment. During 2009, PepsiCo has contributed $24 million in regards to this note.
     Purchase of Frito-Lay Snack Food Products. Pursuant to a Distribution Agreement between PR Beverages and Frito-Lay Manufacturing, LLC, a wholly-owned subsidiary of PepsiCo, PR Beverages purchases snack food products from Frito-Lay Manufacturing for sale and distribution through Russia. In 2009, amounts paid or payable by PR Beverages to Frito-Lay Manufacturing were approximately $350 million. Net fees associated with the sale of the Frito product after selling, delivery and administrative costs were $14 million.
     Shared Services. PepsiCo provides various services to PBG pursuant to a shared services agreement and other arrangements, including information technology maintenance and the procurement of raw materials. During 2009, amounts paid or payable to PepsiCo for these services totaled approximately $52 million. Pursuant to the shared services agreement and other arrangements, PBG provides various services to PepsiCo, including credit and collection, international tax and supplier services. During 2009, payments to PBG from PepsiCo for these services totaled approximately $4 million.
     Rental Payments. Amounts paid or payable by PepsiCo to PBG for rental of office space at certain PBG facilities were approximately $3 million in 2009.

     National Fountain Services. PBG provides certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national fountain customers in specified territories. In 2009, net amounts paid or payable by PepsiCo to PBG for these services were approximately $205 million.
     Bottler Incentives. PepsiCo provides PBG with marketing support in the form of bottler incentives. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. These bottler incentives are intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials) and advertising support. For 2009, total bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were approximately $623 million.
     PepsiCo Guarantees. The $1.0 billion of 4.63% senior notes due November 2012 issued by us on November 15, 2002 and the $1.3 billion of 6.95% senior notes due February 2014 issued by us on October 24, 2008 are guaranteed by PepsiCo in accordance with the terms set forth in the related indentures.
     PBG/Bottling LLC Transactions. PBG is considered a related party, as we are the principal operating subsidiary of PBG and we make up substantially all of the operations and assets of PBG. At December 26, 2009, PBG owned approximately 93.4% of our equity.
     PBG provides insurance and risk management services to us pursuant to a contractual agreement. Total premiums paid to PBG during 2009 were $103 million.
     In March 1999, PBG issued $1 billion of seven percent senior notes due 2029, which are guaranteed by us.
     PBG has a $1.2 billion commercial paper program that is supported by a $1.2 billion committed credit facility and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by us. At December 26, 2009, PBG had no outstanding commercial paper.
     Throughout 2009 we loaned $173 million to PBG, net of repayments, through a series of 1-year notes with interest rates ranging from 0.5 percent to 2.3 percent. In addition, at the end of 2009 PBG repaid $418 million of intercompany loans owed to us. The resulting net decrease in the notes receivable from PBG in 2009 was $245 million. Total intercompany loans owed to us from PBG at December 26, 2009 were $3,447 million. The loan proceeds were used by PBG to pay for interest, taxes, dividends, share repurchases and acquisitions. Accrued interest receivable from PBG on these notes totaled $81 million at December 26, 2009.
     Total interest income recognized in our Consolidated Statements of Operations relating to outstanding loans with PBG was $88 million in 2009.
     Bottling LLC Distribution. We make distributions to PBG and PepsiCo to fund PBG’s cash needs. During 2009, in accordance with our Limited Liability Company Agreement we made cash distributions to PBG and PepsiCo in the amount of $433 million and $30 million, respectively.
     Relationships and Transactions with Management and Others. One of our managing directors is an officer of PepsiCo and the other managing directors and officers are employees of PBG.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Deloitte & Touche LLP has served as our independent registered public accounting firm since June 2005. In addition to retaining independent accountants to audit our consolidated financial statements for 2009, we and our affiliates retained Deloitte & Touche LLP, as well as other accounting firms, to provide various services in 2009. The aggregate fees billed for professional services by Deloitte & Touche LLP in 2008 and 2009 were as follows:
Audit and Non-Audit Fees
(in millions)

	2009	2008
Audit Fees(1)	$5.9	$5.8
Audit-Related Fees(2)	$0.6	$0.8
Tax Fees(3)	$1.2	$0.4
All Other Fees	$0.0	$0.0

Total	$7.7	$7.0

(1)	Represents fees for the audit of our consolidated financial statements, audit of internal controls, the reviews of interim financial statements included in our Forms 10-Q and all statutory audits.

(2)	Represents fees primarily related to audits of employee benefit plans and other audit-related services.

(3)	Represents fees primarily related to assistance with tax compliance and consultation matters.
     Pre-Approval Policies and Procedures. We have a policy that defines audit, audit-related and non-audit services to be provided to us by our independent registered public accounting firm and requires such services to be pre-approved by the Audit and Affiliated Transactions Committee. In accordance with our policy and applicable SEC rules and regulations, the Committee or its Chairperson pre-approves such services provided to us. Pre-approval is detailed as to the particular service or category of services. If the services are required prior to a regularly scheduled Committee meeting, the Committee Chairperson is authorized to approve such services, provided that they are consistent with our policy and applicable SEC rules and regulations, and that the full Committee is advised of such services at the next regularly scheduled Committee meeting. The independent accountants and management periodically report to the Committee regarding the extent of the services provided by the independent accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit and Affiliated Transactions Committee pre-approved all audit and non-audit fees of Deloitte & Touche LLP billed for fiscal years 2009 and 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements. The following consolidated financial statements of Bottling LLC and its subsidiaries are included herein:
Consolidated Statements of Operations — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Consolidated Statements of Cash Flows — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Consolidated Balance Sheets — December 26, 2009 and December 27, 2008.
Consolidated Statements of Changes in Equity — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Consolidated Statements of Comprehensive Income (Loss) — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules. The following financial statement schedule of Bottling LLC and its subsidiaries is included in this Report on the page indicated:

Page

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	86
3. Exhibits
See Index to Exhibits on pages 87 — 88.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bottling Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 22, 2010

Bottling Group, LLC
/s/ Eric J. Foss
Eric J. Foss
Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Bottling Group, LLC and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric J. Foss Eric J. Foss	Principal Executive Officer	February 22, 2010

/s/ Alfred H. Drewes Alfred H. Drewes	Principal Financial Officer	February 22, 2010

/s/ Thomas M. Lardieri Thomas M. Lardieri	Principal Accounting Officer and Managing Director	February 22, 2010

/s/ Steven M. Rapp Steven M. Rapp	Managing Director	February 22, 2010

/s/ Marie T. Gallagher Marie T. Gallagher	Managing Director	February 22, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	86

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS BOTTLING GROUP, LLC

	Balance at	Charges to	Accounts	Foreign	Balance at
	Beginning	Cost and	Written	Currency	End of
In millions	of Period	Expenses	Off	Translation	Period

Fiscal Year Ended December 26, 2009
Allowance for losses on trade accounts receivable	$71	$11	$(13)	$—	$69
Fiscal Year Ended December 27, 2008
Allowance for losses on trade accounts receivable	$54	$30	$(9)	$(4)	$71
Fiscal Year Ended December 29, 2007
Allowance for losses on trade accounts receivable	$50	$11	$(10)	$3	$54

Index to Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Formation of Bottling LLC, which is incorporated herein by reference to Exhibit 3.4 to Bottling LLC’s Registration Statement on Form S-4 (Registration No. 333-80361).

3.2	Amended and Restated Limited Liability Company Agreement of Bottling LLC, which is incorporated herein by reference to Exhibit 3.5 to Bottling LLC’s Registration Statement on Form S-4 (Registration No. 333-80361).

3.3	Amendment No. 1 to Bottling LLC’s Amended and Restated Limited Liability Company Agreement, which is incorporated herein by reference to Exhibit 3.3 to Bottling LLC’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

4.1	Indenture dated as of March 8, 1999 by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	Indenture dated as of November 15, 2002 among Bottling Group, LLC, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.3	Registration Rights Agreement dated as of November 7, 2002 relating to the $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to Bottling Group LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.4	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.5	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4 1/8% Senior Notes due
June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.6	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated
October 3, 2003.

4.7	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated November 13, 2003.

4.8	Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.9	Form of Note for the $800,000,000 5 1/2% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.10	Indenture, dated as of October 24, 2008, by and among Bottling Group, LLC, as obligor, PepsiCo, Inc., as guarantor, and The Bank of New York Mellon, as trustee, relating to $1,300,000,000 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.11	Form of Note for the $1,300,000,000 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.12	Form of Note for the $750,000,000 5.125% Senior Notes due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated January 14, 2009.

10.1	Private Limited Company Agreement of PR Beverages Limited dated as of March 1, 2007 among PBG Beverages Ireland Limited, PepsiCo (Ireland), Limited and PR Beverages Limited, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.2	U.S. $1,200,000,000 First Amended and Restated Credit Agreement dated as of October 19, 2007 among The Pepsi Bottling Group, Inc., as borrower; Bottling Group, LLC, as guarantor; Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and book managers; Citibank, N.A., as agent; HSBC Bank USA, N.A., as syndication agent; and certain other banks identified in the First Amended and Restated Credit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Current Report on Form 8-K dated October 19, 2007 and filed October 25, 2007.

10.3	Insurance Policy between Bottling LLC and Woodlands Insurance Company, Inc., which is incorporated herein by reference to Exhibit 10.1 to Bottling LLC’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.4	Form of Promissory Note between The Pepsi Bottling Group, Inc. and Bottling LLC, which is incorporated herein by reference to Exhibit 10.2 to Bottling LLC’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.5	Distribution Agreement between PepsiCo Holdings LLC and Frito-Lay Manufacturing LLC effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.5 to Bottling LLC’s Annual Report on Form 10-K for the year ended December 27, 2008.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Bottling Group, LLC.

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Bottling Group, LLC’s Annual Report on Form 10-K for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Cash Flows, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Comprehensive Income (Loss), and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.